Form 10-Q
period 1996-03-31
PUBLIC STORAGE PROPERTIES XX INC
filed 1996-05-13
CIK 870541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                              ----------------   -------------------

Commission File Number 1-10850
                       -------

                       PUBLIC STORAGE PROPERTIES XX, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         California                                             95-4300893
- - ------------------------------                          -----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

       701 Western Avenue
       Glendale, California                                    91201-2349
- - ----------------------------------------                    -------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: (818) 244-8080
                                                    --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X  No
                                       --    ---

The number of shares outstanding of the Company's classes of common stock as of March 31, 1996:

                870,734 shares of $.01 par value Series A shares
                 90,859 shares of $.01 par value Series B shares
                257,432 shares of $.01 par value Series C shares
                ------------------------------------------------

                                      INDEX

                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION

  Condensed Balance Sheets at March 31, 1996
    and December 31, 1995                                                    2

  Condensed Statements of Income for the three
    months ended March 31, 1996 and 1995                                     3

  Condensed Statement of Shareholders' Equity for the
    three months ended March 31, 1996                                        4

  Condensed Statements of Cash Flows for the
    three months ended March 31, 1996 and 1995                               5

  Notes to Condensed Financial Statements                                    6

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                          7-9


PART II.  OTHER INFORMATION                                                 10

                       PUBLIC STORAGE PROPERTIES XX, INC.
                            CONDENSED BALANCE SHEETS


                                                      March 31,     December 31,
                                                        1996            1995
                                                  ------------    ------------
                                                    (Unaudited)

                                     ASSETS
                                     ------

Cash and cash equivalents                         $    439,000    $    538,000
Marketable securities of affiliate,
  at market value (cost of $148,000)                   204,000         190,000
Rent and other receivables                              23,000          28,000
Prepaid expenses                                        90,000         129,000

Real estate facilities at cost:
  Building, land improvements and equipment         11,740,000      11,731,000
  Land                                               5,824,000       5,824,000
                                                  ------------    ------------
                                                    17,564,000      17,555,000

  Less accumulated depreciation                     (2,819,000)     (2,701,000)
                                                  ------------    ------------
                                                    14,745,000      14,854,000
                                                  ------------    ------------

       Total assets                               $ 15,501,000    $ 15,739,000
                                                  ============    ============



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


Accounts payable                                  $    410,000    $    396,000
Dividends payable                                      269,000         558,000
Advance payments from renters                           89,000          88,000

Shareholders' equity:
  Series A common, $.01 par value,
       1,393,165 shares authorized,
       870,734 shares issued and
       outstanding (870,734 shares
       issued and outstanding in 1995)                   8,000           8,000
  Convertible Series B common, $.01 par
       value, 90,859 shares authorized,
       issued and outstanding                            1,000           1,000
      Convertible Series C common, $.01 par
       value, 257,432 shares authorized,
       issued and outstanding                            3,000           3,000

  Paid-in-capital                                   15,823,000      15,823,000
  Cumulative income                                  4,022,000       3,731,000
  Cumulative distributions                          (5,180,000)     (4,911,000)
  Unrealized gain in marketable securities              56,000          42,000
                                                  ------------    ------------

  Total shareholders' equity                        14,733,000      14,697,000
                                                  ------------    ------------

Total liabilities and shareholders' equity        $ 15,501,000    $ 15,739,000
                                                  ============    ============


                             See accompanying notes.

                       PUBLIC STORAGE PROPERTIES XX, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          Three Months Ended
                                                               March 31,
                                                      -------------------------
                                                      1996               1995
                                                     ---------        ---------

REVENUES:

Rental income                                         $748,000         $687,000
Interest and other income
   (including $2,000 of dividends from marketable
   securities of affiliate in both 1996 and 1995)        7,000           14,000
                                                     ---------        ---------

                                                       755,000          701,000
                                                     ---------        ---------


COSTS AND EXPENSES:

Cost of operations                                     273,000          218,000
Management fees paid to affiliate                       38,000           41,000
Depreciation                                           118,000          117,000
Administrative                                          33,000           29,000
Interest expense                                         2,000                -
                                                     ---------        ---------

                                                       464,000           405,00
                                                     ---------        ---------

NET INCOME                                            $291,000         $296,000
                                                      ========         ========


Primary earnings per share - Series A                    $0.31            $0.29
                                                      ========         ========
Fully diluted earnings per share - Series A              $0.24            $0.23
                                                      ========         ========

Dividends declared per share:
   Series A                                              $0.28            $0.26
                                                      ========         ========
   Series B                                              $0.28            $0.26
                                                      ========         ========

Weighted average Common shares outstanding:
   Primary - Series A                                  870,734          923,834
                                                      ========         ========
   Fully diluted - Series A                          1,219,025        1,272,125
                                                     =========        =========


                             See accompanying notes.

                       Public Storage Properties XX, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)

                                                      Convertible        Convertible                    Cumulative
                                 Series A               Series B           Series C       Paid-in           Net
                             Shares     Amount      Shares   Amount    Shares    Amount   Capital         Income
                             -------     ------     ------   ------    -------  ------    -----------   ---------
Balances at
  December 31, 1995          870,734     $8,000     90,859   $1,000    257,432  $3,000    $15,823,000   $3,731,000

Net income                      -          -          -        -          -        -          -            291,000

Unrealized gain in
  marketable securities         -          -          -        -          -        -          -              -

Cash distributions declared:
$.28 per share - Series A       -          -          -        -          -        -          -              -
$.28 per share - Series B       -          -          -        -          -        -          -              -
                             -------     ------     ------   ------    -------  ------    -----------   ----------

Balances at March 31, 1996   870,734     $8,000     90,859   $1,000    257,432  $3,000    $15,823,000   $4,022,000
                             =======     ======     ======   ======    =======  ======    ===========   ==========

                                                   Unrealized gain   Total
                                   Cumulative       in marketable  Shareholders'
                                  Distributions      securities      Equity
                                   -----------        -------     -----------
Balances at
  December 31, 1995                ($4,911,000)       $42,000     $14,697,000

Net income                              -                -            291,000

Unrealized gain in
  marketable securities                 -              14,000          14,000

Cash distributions declared:
$.28 per share - Series A             (243,000)           -          (243,000)
$.28 per share - Series B              (26,000)           -           (26,000)
                                   -----------        -------      -----------

Balances at March 31, 1996         ($5,180,000)       $56,000      $14,733,000
                                   ===========        =======      ===========



                             See accompanying notes.

                       PUBLIC STORAGE PROPERTIES XX, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                         Three Months Ended
                                                              March 31,
                                                       ------------------------
                                                         1996             1995
                                                       ---------      ---------

Cash flows from operating activities:

  Net income                                           $ 291,000      $ 296,000


  Adjustments to reconcile net
       income to net cash provided
       by operating activities:

    Depreciation                                         118,000        117,000
    Decrease (increase) in rent and other receivables      5,000         (5,000)
    Decrease in prepaid expenses                           1,000           --
    Amortization of prepaid management fees               38,000           --
    Increase (decrease) in accounts payable               14,000         (8,000)
    Increase (decrease) in advance payments from renters   1,000         (4,000)
                                                       ---------      ---------

       Total adjustments                                 177,000        100,000
                                                       ---------      ---------

       Net cash provided by operating activities         468,000        396,000
                                                       ---------      ---------

Cash flows from investing activities:

  Additions to real estate facilities                     (9,000)          --
                                                       ---------      ---------

       Net cash used in investing activities              (9,000)          --
                                                       ---------      ---------

Cash flows from financing activities:

  Distributions paid to shareholders                    (558,000)      (436,000)
  Purchase of Company Series A common stock                 --         (407,000)
                                                       ---------      ---------

       Net cash used in financing activities            (558,000)      (843,000)
                                                       ---------      ---------

Net decrease in cash
  and cash equivalents                                   (99,000)      (447,000)

Cash and cash equivalents at
  the beginning of the period                            538,000      1,347,000
                                                       ---------      ---------

Cash and cash equivalents at
  the end of the period                                $ 439,000      $ 900,000
                                                       =========      =========


Supplemental schedule of non-cash
  investing and financing activities:


  Increase in fair value of marketable securities      $ (14,000)     $ (25,000)
                                                       =========      =========

  Unrealized gain on marketable securities             $  14,000      $  25,000
                                                       =========      =========

                             See accompanying notes.
                                        5

                       PUBLIC STORAGE PROPERTIES XX, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Company's Form 10-K for the year ended December 31, 1995.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Company's financial position at March 31, 1996 and December 31, 1995, the results of its operations for the three months ended March 31, 1996 and 1995 and its cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results expected for the full year.

4. In 1995, the Company prepaid eight months of 1996 management fees at a total cost of $103,000. The Company expensed $38,000 of the 1996 prepaid management fees for the three months ended March 31, 1996. The balance of prepaid management fees, $65,000, is included in prepaid expenses in the Balance Sheet at March 31, 1996.

                       PUBLIC STORAGE PROPERTIES XX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The  following  is   management's   discussion   and  analysis  of  certain
significant factors occurring during the periods presented in the accompanying Condensed Financial Statements.


RESULTS OF OPERATIONS.
- - ----------------------

     The Company's net income for the three months ended March 31, 1996 was $291,000 compared to $296,000 for the three months ended March 31, 1995, representing a decrease of $5,000 or 2%. This decrease is primarily the result of an increase in cost of operations.

     Rental income for the three months ended March 31, 1996 and 1995 was $748,000 and $687,000, respectively, representing an increase of $61,000 or 9%. This increase is primarily due to increased occupancy levels and rental rates at a majority of the Company's properties.

     The Company's mini-warehouse operations had weighted average occupancy levels of 92% and 88% for the three month periods ended March 31, 1996 and 1995, respectively.

     Cost of operations (including management fees paid to affiliate and depreciation expense) increased to $429,000 from $376,000 for the three months ended March 31, 1996 and 1995, respectively, representing an increase of $53,000 or 14%. This increase is primarily attributable to an increase in property tax expense due to a one-time tax refund of $44,000 received in the first quarter of 1995 from appealing a prior year tax assessment at the Company's Los Angeles, California property.

     In 1995, the Company prepaid eight months of 1996 management fees on its mini-warehouse operations (based on the management fees for the comparable period during the calendar year immediately preceding the prepayment) discounted at the rate of 14% per year to compensate for early payment. During the three month period ended March 31, 1996, the Company expensed $38,000 of prepaid management fees. The amount is shown as management fees paid to affiliate in the condensed statements of income. As a result of the prepayment, the Company saved approximately $7,000 in management fees, based on the management fees that would have been payable on rental income generated in the three months ended March 31, 1996 compared to the amount prepaid.

     During the three months ended March 31, 1996, the Company incurred $2,000 in interest expense on its line of credit facility. No such expense was incurred during the same period in 1995 since the Company did not have a credit facility.


LIQUIDITY AND CAPITAL RESOURCES.
- - --------------------------------

     Cash flows from operating activities ($468,000 for the three months ended March 31, 1996) and cash reserves were sufficient to meet all current obligations and distributions of the Company during the three months ended March 31, 1996. Management expects cash flows from operations will be sufficient to fund capital expenditures and quarterly distributions.

     In December 1995, the Company obtained an unsecured revolving credit facility with a bank for borrowings up to $750,000 for working capital purposes and to repurchase the Company's stock. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's prime rate plus .25% (8.5% at March 31, 1996) or the bank's LIBOR rate plus 2.25% (7.75% at March 31, 1996). Interest is payable monthly. On December 31, 1999, all unpaid principal and accrued interest is due and payable. During the first quarter of 1996, the Company borrowed and repaid $150,000 on its line of credit facility. At March 31, 1996, there was no outstanding balance on the credit facility.

     The Company's Board of Directors has authorized the Company to purchase up to 300,000 Series A common stock. As of March 31, 1996, the Company had repurchased 174,140 shares of Series A common stock, none of which were purchased in the first quarter of 1996.

     In February 1994, the Company purchased 10,000 common shares of Public Storage, Inc., a publicly traded real estate investment trust and an affiliate of the Company, for $148,000. The market value of these securities at March 31, 1996 was $204,000. The Company recognized $2,000 in dividends for the three months ended March 31, 1996 and included this amount in other income in the condensed statements of income.

     The Company has elected and intends to continue to qualify as a real estate investment trust ("REIT") for federal income tax purposes. As a REIT, the Company must meet, among other tests, sources of income, share ownership, and certain asset tests. The Company is not taxed on that portion of its taxable income which is distributed to its shareholders provided that at least 95% of its taxable income is so distributed to its shareholders prior to filing of the Company's tax return. The primary difference between book income and taxable income is depreciation expense. In 1995, the Company's federal tax depreciation was $294,000.

     The bylaws of the Company provide that, during 1999, unless shareholders have previously approved such a proposal, the shareholders will be presented with a proposal to approve or disapprove (a) the sale or financing of all or substantially all of the properties and (b) the distribution of the proceeds from such transaction and, in the case of a sale, the liquidation of the Company.

SUPPLEMENTAL INFORMATION.
- - -------------------------

     The Company's funds from operations ("FFO") is defined generally by the National Association of Real Estate Investment Trusts as net income before loss on early extinguishment of debt and gain on disposition of real estate, plus depreciation and amortization. FFO for the three months ended March 31, 1996 and 1995 was $409,000 and $413,000, respectively. FFO is a supplemental performance measure for equity Real Estate Investment Trusts used by industry analysts. FFO does not take into consideration principal payments on debt, capital improvements, distributions and other obligations of the Company. The only depreciation or amortization that is added to income to derive FFO is depreciation and amortization directly related to physical real estate. All depreciation and amortization reported by the Company relates to physical real estate and does not include any depreciation or amortization related to goodwill, deferred financing costs or other intangibles. FFO is not a substitute for the Company's net cash provided by operating activities or net income computed in accordance with generally accepted accounting principles, as a measure of liquidity or operating performance.

                           PART II. OTHER INFORMATION


ITEMS 1 through 5 are inapplicable.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     A)  EXHIBITS:  The following exhibit is included herein:
         (27) Financial Data Schedule

     B)  REPORTS ON 8-K
         None


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      DATED: May 13, 1996

                                      PUBLIC STORAGE PROPERTIES XX, INC.



                                      BY:  /s/ Ronald L. Havner, Jr.
                                         -----------------------------
                                           Ronald L. Havner, Jr.
                                           Vice President and
                                           Chief Financial Officer