Form 10-Q
period 1996-06-30
PUBLIC STORAGE PROPERTIES XX INC
filed 1996-08-13
CIK 870541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                              ----------------   ----------------

Commission File Number 1-10850
                       -------

                       PUBLIC STORAGE PROPERTIES XX, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         California                                             95-4300893
- -------------------------------                         -----------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                          Identification Number)

       701 Western Avenue
       Glendale, California                                       91201-2349
- -------------------------------                         -----------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:             (818) 244-8080
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

                                    Yes X No
                                       --   --

The number of shares outstanding of the Company's classes of common stock as of June 30, 1996:

                870,734 shares of $.01 par value Series A shares
                 90,859 shares of $.01 par value Series B shares
                257,432 shares of $.01 par value Series C shares
                ------------------------------------------------

                                      INDEX




                                                                            Page
PART I.   FINANCIAL INFORMATION

   Condensed Balance Sheets at June 30, 1996
     and December 31, 1995                                                     2

   Condensed Statements of Income for the three
     and six months ended June 30, 1996 and 1995                               3

   Condensed Statement of Shareholders' Equity for the
     six months ended June 30, 1996                                            4

   Condensed Statements of Cash Flows for the
     six months ended June 30, 1996 and 1995                                   5

   Notes to Condensed Financial Statements                                     6

   Management's Discussion and Analysis of
     Financial Condition and Results of Operations                           7-9

PART II.  OTHER INFORMATION                                                   10

                       PUBLIC STORAGE PROPERTIES XX, INC.
                            CONDENSED BALANCE SHEETS

                                                                                     June 30,           December 31,
                                                                                      1996                   1995
                                                                                   -----------          -----------
                                                                                   (Unaudited)
                                     ASSETS
                                     ------

Cash and cash equivalents                                                           $  707,000           $  538,000
Marketable securities of affiliate,
   at market value (cost of $148,000)                                                  206,000              190,000
Rent and other receivables                                                              28,000               28,000
Prepaid expenses                                                                        56,000              129,000

Real estate facilities at cost:
      Building, land improvements and equipment                                     11,746,000           11,731,000
      Land                                                                           5,824,000            5,824,000
                                                                                   -----------          -----------
                                                                                    17,570,000           17,555,000

      Less accumulated depreciation                                                 (2,936,000)          (2,701,000)
                                                                                   -----------          -----------
                                                                                    14,634,000           14,854,000
                                                                                   -----------          -----------

Total assets                                                                       $15,631,000          $15,739,000
                                                                                   ===========          ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accounts payable                                                                   $   436,000          $   396,000
Dividends payable                                                                      269,000              558,000
Advance payments from renters                                                           90,000               88,000

Shareholders' equity:
      Series A common, $.01 par value,
           1,393,165 shares authorized,
           870,734 shares issued and
           outstanding                                                                   8,000                8,000
      Convertible Series B common, $.01 par
           value, 90,859 shares authorized,
           issued and outstanding                                                        1,000                1,000
      Convertible Series C common, $.01 par
           value, 257,432 shares authorized,
           issued and outstanding                                                        3,000                3,000

      Paid-in-capital                                                               15,823,000           15,823,000
      Cumulative income                                                              4,392,000            3,731,000
      Cumulative distributions                                                      (5,449,000)          (4,911,000)
      Unrealized gain in marketable securities                                          58,000               42,000
                                                                                   -----------          -----------

      Total shareholders' equity                                                    14,836,000           14,697,000
                                                                                   -----------          -----------

Total liabilities and shareholders' equity                                         $15,631,000          $15,739,000
                                                                                   ===========          ===========

                             See accompanying notes.

                       PUBLIC STORAGE PROPERTIES XX, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   Three Months Ended                       Six Months Ended
                                                        June 30,                                 June 30,
                                            ----------------------------------        ---------------------------------
                                                 1996                 1995                1996                 1995
                                            -------------        -------------        ------------        -------------
REVENUES:
Rental income                                $  787,000           $  716,000           $1,535,000           $1,403,000
Interest and other income
   (including $2,000 and $4,000
    of dividends from marketable
    securities of affiliate for the three
    and six months ended June 30,
    1996 and 1995, respectively)                  6,000               12,000               13,000               26,000
                                            -------------        -------------        ------------        -------------

                                                793,000              728,000            1,548,000            1,429,000
                                            -------------        -------------        ------------        -------------

COSTS AND EXPENSES:

Cost of operations                              249,000              233,000              522,000              451,000
Management fees
  paid to affiliate                              38,000               43,000               76,000               84,000
Depreciation                                    117,000              117,000              235,000              234,000
Administrative                                   19,000               18,000               52,000               47,000
Interest expense                                      -                    -                2,000                    -
                                            -------------        -------------        ------------        -------------

                                                423,000              411,000              887,000              816,000
                                            -------------        -------------        ------------        -------------

NET INCOME                                   $  370,000           $  317,000           $  661,000           $  613,000
                                            =============        =============        ============        =============

Earnings per share:

  Primary - Series A                             $0.39                 $0.33                $0.70                $0.62
                                            =============        =============        ============        =============
  Fully diluted - Series A                       $0.30                 $0.26                $0.54                $0.49
                                            =============        =============        ============        =============

Dividends declared per share:

  Series A                                       $0.28                 $0.28                $0.56                $0.54
                                            =============        =============        ============        =============
  Series B                                       $0.28                 $0.28                $0.56                $0.54
                                            =============        =============        ============        =============

Weighted average common shares outstanding:

  Primary - Series A                            870,734              903,467              870,734              913,651
                                            =============        =============        ============        =============
  Fully diluted - Series A                    1,219,025            1,251,758            1,219,025            1,261,942
                                            =============        =============        ============        =============

                             See accompanying notes.

                       Public Storage Properties XX, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)

                                                                     Convertible        Convertible                      Cumulative
                                               Series A               Series B          Series C          Paid-in            Net
                                           Shares      Amount      Shares    Amount    Shares   Amount    Capital          Income
                                           -------     ------     ------   ------    -------  ------    -----------      ----------
Balances at December 31, 1995              870,734     $8,000     90,859   $1,000    257,432  $3,000    $15,823,000      $3,731,000

Net income                                       -          -          -        -          -       -              -         661,000

Unrealized gain in marketable securities         -          -          -        -          -       -              -               -

Cash distributions declared:
 $.56 per share - Series A                       -          -          -        -          -       -              -               -
 $.56 per share - Series B                       -          -          -        -          -       -              -               -
                                           -------     ------     ------   ------    -------  ------    -----------      ----------
Balances at June 30, 1996                  870,734     $8,000     90,859   $1,000    257,432  $3,000    $15,823,000      $4,392,000
                                           =======     ======     ======   ======    =======  ======    ===========      ==========

                       Public Storage Properties XX, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)


                                                   Unrealized gain    Total
                                     Cumulative     in marketable  Shareholders'
                                    Distributions    securities      Equity
                                    -------------     ----------    -----------

Balances at December 31, 1995        ($4,911,000)       $42,000    $14,697,000

Net income                                      -             -        661,000

Unrealized gain in marketable securities        -        16,000         16,000

Cash distributions declared:
 $.56 per share - Series A               (486,000)            -       (486,000)
 $.56 per share - Series B                (52,000)            -        (52,000)
                                    -------------     ----------    -----------
Balances at June 30, 1996             ($5,449,000)      $58,000    $14,836,000
                                      ===========       =======    ===========

                             See accompanying notes.

                       PUBLIC STORAGE PROPERTIES XX, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                 ----------------------------------
                                                                                       1996                 1995
                                                                                 -------------         ------------

Cash flows from operating activities:

      Net income                                                                    $  661,000           $  613,000

      Adjustments to reconcile net
        income to net cash provided
        by  operating activities:

        Depreciation                                                                   235,000              234,000
        Increase in rent and other receivables                                               -               (9,000)
        Increase in prepaid expenses                                                    (3,000)                   -
        Amortization of prepaid management fees                                         76,000                    -
        Increase (decrease) in accounts payable                                         40,000               (9,000)
        Increase in advance payments from renters                                        2,000                1,000
                                                                                 -------------         ------------

           Total adjustments                                                           350,000              217,000
                                                                                 -------------         ------------

           Net cash provided by operating activities                                 1,011,000              830,000
                                                                                 -------------         ------------

Cash flows from investing activities:

      Additions to real estate facilities                                              (15,000)             (40,000)
                                                                                 -------------         ------------

           Net cash used in investing activities                                       (15,000)             (40,000)
                                                                                 -------------         ------------

Cash flows from financing activities:

      Distributions paid to shareholders                                              (827,000)            (700,000)
      Purchase of Company Series A common stock                                         -                  (728,000)
                                                                                 -------------         ------------

           Net cash used in financing activities                                      (827,000)          (1,428,000)
                                                                                 -------------         ------------

Net increase (decrease) in cash
  and cash equivalents                                                                 169,000             (638,000)

Cash and cash equivalents at
  the beginning of the period                                                          538,000            1,347,000
                                                                                 -------------         ------------

Cash and cash equivalents at
  the end of the period                                                             $  707,000           $  709,000
                                                                                 =============         ============


Supplemental schedule of non-cash investing and financing activities:


      Increase in fair value of marketable securities                               $  (16,000)          $  (20,000)
                                                                                 =============         ============

      Unrealized gain on marketable securities                                      $   16,000           $   20,000
                                                                                 =============         ============

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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Company's financial position at June 30, 1996 and December 31, 1995, the results of its operations for the three and six months ended June 30, 1996 and 1995 and its cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results expected for the full year.

4. In 1995, the Company prepaid eight months of 1996 management fees at a total cost of $103,000. The Company expensed $76,000 of the 1996 prepaid management fees for the six months ended June 30, 1996. The balance of prepaid management fees, $27,000, is included in prepaid expenses in the Balance Sheet at June 30, 1996.

5. In February 1994, the Company purchased 10,000 common shares of Public Storage, Inc., a publicly traded real estate investment trust and an affiliate of the Company, for $148,000. The market value of these securities at June 30, 1996 was $206,000. The Company recognized $2,000 and $4,000 in dividends for the three and six months ended June 30, 1996, respectively, and included these amounts in other income in the condensed statements of income.

6. In December 1995, the Company obtained an unsecured revolving credit facility with a bank for borrowings up to $750,000 for working capital purposes and to repurchase the Company's stock. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's prime rate plus .25% or the bank's LIBOR rate plus 2.25%. Interest is payable monthly. On December 31, 1999, all unpaid principal and accrued interest is due and payable. During the first quarter of 1996, the Company borrowed and repaid $150,000 on its line of credit facility. At June 30, 1996, there was no outstanding balance on the credit facility.

                       PUBLIC STORAGE PROPERTIES XX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The  following  is   management's   discussion   and  analysis  of  certain
significant factors occurring during the periods presented in the accompanying Condensed Financial Statements.

Results of Operations.
- ----------------------

     The Company's net income for the six months ended June 30, 1996 and 1995 was $661,000 and $613,000, respectively, representing an increase of $48,000 or 8%. Net income for the three months ended June 30, 1996 and 1995 was $370,000 and $317,000, respectively, representing an increase of $53,000 or 17%. These increases are primarily the result of increases in property net operating income (rental income less cost of operations, management fees paid to affiliate and depreciation expense).

     Rental income for the six months ended June 30, 1996 and 1995 was $1,535,000 and $1,403,000, respectively, representing an increase of $132,000 or 9%. Rental income for the three months ended June 30, 1996 and 1995 was $787,000 and $716,000, respectively, representing an increase of $71,000 or 10%. These increases are mainly due to increases in occupancy levels and rental rates at a majority of the Company's properties.

     The Company's mini-warehouse operations had weighted average occupancy levels of 93% and 90% for the six month periods ended June 30, 1996 and 1995, respectively.

     Cost of operations (including management fees paid to affiliate and depreciation expense) for the six months ended June 30, 1996 and 1995 was $833,000 and $769,000, respectively, representing an increase of $64,000 or 8%. Cost of operations for the three months ended June 30, 1996 and 1995 was $404,000 and $393,000, respectively, representing an increase of $11,000 or 3%. The increase for the six months ended June 30, 1996 is primarily attributable to a one-time tax refund of $44,000 received at the Company's Los Angeles, California property in the first quarter of 1995 from appealing prior years tax assessments.

     In 1995, the Company prepaid eight months of 1996 management fees on its mini-warehouse operations (based on the management fees for the comparable period during the calendar year immediately preceding the prepayment) discounted at the rate of 14% per year to compensate for early payment. During the six month period ended June 30, 1996, the Company expensed $76,000 of prepaid management fees. The amount is shown as management fees paid to affiliate in the condensed statements of income. As a result of the prepayment, the Company saved approximately $15,000 in management fees, based on the management fees that would have been payable on rental income generated in the six months ended June 30, 1996 compared to the amount prepaid.

     During the six months ended June 30, 1996, the Company incurred $2,000 in interest expense on its line of credit facility. No such expense was incurred during the same period in 1995 since the Company did not have a credit facility.

Liquidity and Capital Resources.
- --------------------------------

     Cash flows from operating activities ($1,011,000 in 1996) and cash reserves were sufficient to meet all current obligations and distributions of the Company during the six months ended June 30, 1996. Management expects cash flows from operations will be sufficient to fund capital expenditures and quarterly distributions.

     In December 1995, the Company obtained an unsecured revolving credit facility with a bank for borrowings up to $750,000 for working capital purposes and to repurchase the Company's stock. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's prime rate plus .25% or the bank's LIBOR rate plus 2.25%. Interest is payable monthly. On December 31, 1999, all unpaid principal and accrued interest is due and payable. During the first quarter of 1996, the Company borrowed and repaid $150,000 on its line of credit facility. At June 30, 1996, there was no outstanding balance on the credit facility.

     The Company's Board of Directors has authorized the Company to purchase up to 300,000 shares of Series A common stock. As of June 30, 1996, the Company had repurchased 174,140 shares of Series A common stock, none of which were purchased in 1996. However, share repurchases are expected to continue in the future.

     In February 1994, the Company purchased 10,000 common shares of Public Storage, Inc., a publicly traded real estate investment trust and an affiliate of the Company, for $148,000. The market value of these securities at June 30, 1996 was $206,000. The Company recognized $2,000 and $4,000 in dividends for the three and six months ended June 30, 1996, respectively, and included these amounts in other income in the condensed statements of income.

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

Supplemental Information.
- -------------------------

     The Company's funds from operations ("FFO") is defined generally by the National Association of Real Estate Investment Trusts as net income before loss on early extinguishment of debt and gain on disposition of real estate, plus depreciation and amortization. FFO for the six months ended June 30, 1996 and 1995 was $896,000 and $847,000, respectively. FFO for the three months ended June 30, 1996 and 1995 was $487,000 and $434,000, respectively. FFO is a supplemental performance measure for equity Real Estate Investment Trusts used by industry analysts. FFO does not take into consideration principal payments on debt, capital improvements, distributions and other obligations of the Company. The only depreciation or amortization that is added to income to derive FFO is depreciation and amortization directly related to physical real estate. All depreciation and amortization reported by the Company relates to physical real estate and does not include any depreciation or amortization related to goodwill, deferred financing costs or other intangibles. FFO is not a substitute for the Company's net cash provided by operating activities or net income computed in accordance with generally accepted accounting principles, as a measure of liquidity or operating performance.

                           PART II. OTHER INFORMATION


ITEMS 1 through 5 are inapplicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         A)  EXHIBITS:  The following exhibit is included herein:

             (27) Financial Data Schedule

         B)  REPORTS ON FORM 8-K

             None


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              DATED: August 13, 1996

                                              PUBLIC STORAGE PROPERTIES XX, INC.



                                              BY:    /s/ Ronald L. Havner, Jr.
                                                     -------------------------
                                                     Ronald L. Havner, Jr.
                                                     Senior Vice President and
                                                      Chief Financial Officer