Form 10-Q
period 1996-09-30
PUBLIC STORAGE PROPERTIES XX INC
filed 1996-11-14
CIK 870541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                              -----------------  ------------------

Commission File Number 1-10850
                       --------

                       PUBLIC STORAGE PROPERTIES XX, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


             California                                             95-4300893
---------------------------------                          -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                          Identification Number)

       701 Western Avenue
       Glendale, California                                         91201-2349
---------------------------------                          -------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:             (818) 244-8080
                                                           -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No
                                       ---  ---

The number of shares outstanding of the Company's classes of common stock as of September 30, 1996:

                862,134 shares of $.01 par value Series A shares
                 90,859 shares of $.01 par value Series B shares
                257,432 shares of $.01 par value Series C shares
                ------------------------------------------------

                                      INDEX




                                                                     Page
                                                                     ----
PART I.   FINANCIAL INFORMATION


  Condensed Balance Sheets at September 30, 1996
   and December 31, 1995                                                2

  Condensed Statements of Income for the three
   and nine months ended September 30, 1996 and 1995                    3

  Condensed Statement of Shareholders' Equity for the
   nine months ended September 30, 1996                                 4

  Condensed Statements of Cash Flows for the
   nine months ended September 30, 1996 and 1995                        5

  Notes to Condensed Financial Statements                               6

  Management's Discussion and Analysis of
   Financial Condition and Results of Operations                      7-9


PART II.  OTHER INFORMATION                                            10


                       PUBLIC STORAGE PROPERTIES XX, INC.
                            CONDENSED BALANCE SHEETS


                                                                                      September 30,          December 31,
                                                                                          1996                   1995
                                                                                     ---------------        ---------------
                                                                                       (Unaudited)
                                     ASSETS
                                     ------
Cash and cash equivalents                                                              $    726,000          $    538,000
Marketable securities of affiliate at market value (cost of $148,000)                       226,000               190,000
Rent and other receivables                                                                   40,000                28,000
Prepaid expenses                                                                             37,000               129,000

Real estate facilities at cost:
   Building, land improvements and equipment                                             11,753,000            11,731,000
   Land                                                                                   5,824,000             5,824,000
                                                                                     ---------------        ---------------
                                                                                         17,577,000            17,555,000
   Less accumulated depreciation                                                         (3,053,000)           (2,701,000)
                                                                                     ---------------        ---------------
                                                                                         14,524,000            14,854,000
                                                                                     ---------------        ---------------
Total assets                                                                           $ 15,553,000          $ 15,739,000
                                                                                     ===============        ===============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accounts payable                                                                       $    365,000          $    396,000
Dividends payable                                                                           267,000               558,000
Advance payments from renters                                                                81,000                88,000

Shareholders' equity:
   Series A common, $.01 par value,
     1,393,165 shares authorized, 862,134
     shares issued and outstanding (870,734
     shares issued and outstanding in 1995)                                                   8,000                 8,000
   Convertible Series B common, $.01 par
     value, 90,859 shares authorized, issued
     and outstanding                                                                          1,000                 1,000
   Convertible Series C common, $.01 par
     value, 257,432 shares authorized,
     issued and outstanding                                                                   3,000                 3,000

   Paid-in-capital                                                                       15,661,000            15,823,000
   Cumulative income                                                                      4,805,000             3,731,000
   Cumulative distributions                                                              (5,716,000)           (4,911,000)
   Unrealized gain in marketable securities                                                  78,000                42,000
                                                                                     ---------------        ---------------
   Total shareholders' equity                                                            14,840,000            14,697,000
                                                                                     ---------------        ---------------
Total liabilities and shareholders' equity                                              $15,553,000           $15,739,000
                                                                                     ===============        ===============

                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES XX, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                      Three Months Ended                        Nine Months Ended
                                                        September 30,                             September 30,
                                               ---------------------------------         ---------------------------------
                                                  1996                 1995                 1996                 1995
                                               -------------    ----------------         ---------------    --------------
                                                                   (Restated)                                 (Restated)
REVENUES:

Rental income                                     $826,000             $755,000           $2,361,000           $2,158,000
Dividends from marketable securities
   of affiliate                                      2,000                2,000                6,000                6,000
Interest income                                      8,000                7,000               17,000               29,000
                                               -------------    ----------------         ---------------    --------------

                                                   836,000              764,000            2,384,000            2,193,000
                                               -------------    ----------------         ---------------    --------------
COSTS AND EXPENSES:

Cost of operations                                 236,000              235,000              758,000              686,000
Management fees paid to affiliate                   44,000               45,000              120,000              129,000
Depreciation                                       117,000              119,000              352,000              353,000
Administrative                                      26,000               24,000               78,000               71,000
Interest expense                                         -                    -                2,000                    -
                                               -------------    ----------------         ---------------    --------------

                                                   423,000              423,000            1,310,000            1,239,000
                                               -------------    ----------------         ---------------    --------------
NET INCOME                                        $413,000             $341,000           $1,074,000           $  954,000
                                               =============    ================         ===============    ==============
Earnings per share:

   Primary - Series A                               $0.45                $0.35                $1.15                $0.97
                                               =============    ================         ===============    ==============
   Fully diluted - Series A                         $0.34                $0.27                $0.88                $0.76
                                               =============    ================         ===============    ==============
Dividends declared per share:

   Series A                                         $0.28                $0.28                $0.84                $0.82
                                               =============    ================         ===============    ==============
   Series B                                         $0.28                $0.28                $0.84                $0.82
                                               =============    ================         ===============    ==============

Weighted average common shares
 outstanding:

   Primary - Series A                              866,701              889,234              869,390              905,512
                                               =============    ================         ===============    ==============
   Fully diluted - Series A                      1,214,992            1,237,525            1,217,681            1,253,803
                                               =============    ================         ===============    ==============

                            See accompanying notes.

                       Public Storage Properties XX, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)

                                                             Convertible           Convertible                       Cumulative
                                        Series A               Series B              Series C           Paid-in         Net
                                    Shares     Amount     Shares     Amount      Shares     Amount      Capital        Income
                                   --------   -------    --------   --------    --------   --------     -------      ----------

Balances at
  December 31, 1995                 870,734     $8,000      90,859    $1,000     257,432     $3,000   $15,823,000     $3,731,000

Net income                                -          -           -         -           -          -             -      1,074,000
Repurchase of shares                 (8,600)         -           -         -           -          -      (162,000)             -

Unrealized gain in marketable
   securities                             -          -           -         -           -          -             -              -

Cash distributions declared:
   $.84 per share - Series A              -          -           -         -           -          -             -              -
   $.84 per share - Series B              -          -           -         -           -          -             -              -
                                   --------   -------    --------   --------    --------   --------     ---------     ----------
Balances at
  September 30,1996                 862,134     $8,000      90,859    $1,000     257,432     $3,000   $15,661,000     $4,805,000
                                   ========   ========   =========  ========    ========   ========     =========     ==========

                       Public Storage Properties XX, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)

                                                   Unrealized gain       Total
                                     Cumulative     in marketable    Shareholders'
                                    Distributions     securities         Equity
                                    -------------  ---------------   -------------

Balances at
  December 31, 1995                   ($4,911,000)        $42,000      $14,697,000

Net income                                      -               -        1,074,000
Repurchase of shares                            -               -         (162,000)

Unrealized gain in marketable
   securities                                   -          36,000           36,000

Cash distributions declared:
   $.84 per share - Series A             (727,000)              -         (727,000)
   $.84 per share - Series B              (78,000)              -          (78,000)
                                     -------------  ---------------   -------------
Balances at
  September 30,1996                   ($5,716,000)        $78,000      $14,840,000
                                     =============  ===============   =============

                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES XX, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                       ----------------------------------
                                                                                          1996                   1995
                                                                                       ---------------    ---------------

Cash flows form operating activities:

   Net income                                                                            $1,074,000              $954,000

   Adjustments  to  reconcile  net  income
     to net cash  provided  by operating activities:


   Depreciation                                                                             352,000               353,000
   Increase in rent and other receivables                                                   (12,000)               (5,000)
   Increase in prepaid expenses                                                             (11,000)                    -
   Amortization of prepaid management fees                                                  103,000                     -
   (Decrease) increase in accounts payable                                                  (31,000)               22,000
   (Decrease) increase in advance payments from renters                                      (7,000)                8,000
                                                                                       ---------------    ---------------

     Total adjustments                                                                      394,000               378,000
                                                                                       ---------------    ---------------
     Net cash provided by operating activities                                            1,468,000             1,332,000
                                                                                       ---------------    ---------------
Cash flows from investing activities:

   Additions to real estate facilities                                                      (22,000)              (40,000)
                                                                                       ---------------    ---------------
     Net cash used in investing activities                                                  (22,000)              (40,000)
                                                                                       ---------------    ---------------
Cash flows form financing activities:

   Distributions paid to shareholders                                                    (1,096,000)             (977,000)
   Purchase of Company Series A common stock                                               (162,000)             (921,000)
                                                                                       ---------------    ---------------
     Net cash used in financing activities                                               (1,258,000)           (1,898,000)
                                                                                       ---------------    ---------------

Net increase (decrease) in cash and cash equivalents                                        188,000              (606,000)

Cash and cash equivalents at the beginning of the period                                    538,000             1,347,000
                                                                                       ---------------    ---------------
Cash and cash equivalents at the end of the period                                       $  726,000              $741,000
                                                                                       ===============    ===============
Supplemental schedule of non-cash investing and financing activities:

   Increase in fair value of marketable securities                                       $  (36,000)            $ (42,000)
                                                                                       ===============    ===============
   Unrealized gain on marketable securities                                              $   36,000             $  42,000
                                                                                       ===============    ===============

                            See accompanying notes.

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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Company's financial position at September 30, 1996 and December 31, 1995, the results of its operations for the three and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results expected for the full year.

4. Certain prior year amounts have been restated in order to conform to current year presentation.

5. In 1995, the Company prepaid eight months of 1996 management fees at a total cost of $103,000. The amount has been expensed as management fees paid to affiliate during the nine months ended September 30, 1996.

6. In February 1994, the Company purchased 10,000 common shares of Public Storage, Inc., a publicly traded real estate investment trust and an affiliate of the Company, for $148,000. The market value of these securities at September 30, 1996 was $226,000.

7. In December 1995, the Company obtained an unsecured revolving credit facility with a bank for borrowings up to $750,000 for working capital purposes and to repurchase the Company's stock. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's prime rate plus .25% or the bank's LIBOR rate plus 2.25%. Interest is payable monthly. On December 31, 1999, all unpaid principal and accrued interest is due and payable. During the first quarter of 1996, the Company borrowed and repaid $150,000 on its line of credit facility. At September 30, 1996, there was no outstanding balance on the credit facility.

                       PUBLIC STORAGE PROPERTIES XX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The  following  is   management's   discussion   and  analysis  of  certain
significant factors occurring during the periods presented in the accompanying Condensed Financial Statements.

RESULTS OF OPERATIONS.
----------------------

     The Company's net income for the nine months ended September 30, 1996 and 1995 was $1,074,000 and $954,000, respectively, representing an increase of $120,000 or 13%. Net income for the three months ended September 30, 1996 and 1995 was $413,000 and $341,000, respectively, representing an increase of $72,000 or 21%. These increases are primarily the result of increases in property net operating income (rental income less cost of operations, management fees paid to affiliate and depreciation expense).

     Rental income for the nine months ended September 30, 1996 and 1995 was $2,361,000 and $2,158,000, respectively, representing an increase of $203,000 or 9%. Rental income for the three months ended September 30, 1996 and 1995 was $826,000 and $755,000, respectively, representing an increase of $71,000 or 9%. These increases are mainly due to increased occupancy levels and rental rates at all of the Company's properties.

     The Company's mini-warehouse operations had weighted average occupancy levels of 94% and 92% for the nine month periods ended September 30, 1996 and 1995, respectively.

     Cost of operations (including management fees paid to affiliate and depreciation expense) for the nine months ended September 30, 1996 and 1995 was $1,230,000 and $1,168,000, respectively, representing an increase of $62,000 or 5%. This increase is primarily attributable to a one-time tax refund of $44,000 received at the Company's Los Angeles, California property in the first quarter of 1995 from appealing prior years tax assessments. Cost of operations remained stable for the three months ended September 30, 1996 compared to 1995.

     In 1995, the Company prepaid eight months of 1996 management fees on its mini-warehouse operations (based on the management fees for the comparable period during the calendar year immediately preceding the prepayment) discounted at the rate of 14% per year to compensate for early payment. The Company expensed the prepaid management fees. The amount is shown as management fees paid to affiliate in the condensed statements of income. As a result of the prepayment, the Company saved approximately $22,000 in management fees, based on the management fees that would have been payable on rental income generated in the nine months ended September 30, 1996 compared to the amount prepaid.

     During the nine months ended September 30, 1996, the Company incurred $2,000 in interest expense on its line of credit facility. No such expense was incurred during the same period in 1995 since the Company did not have a credit facility.

LIQUIDITY AND CAPITAL RESOURCES.
--------------------------------

     Cash flows from operating activities ($1,468,000 in 1996) and cash reserves were sufficient to meet all current obligations and distributions of the Company during the nine months ended September 30, 1996. Management expects cash flows from operations will be sufficient to fund capital expenditures and quarterly distributions.

     In December 1995, the Company obtained an unsecured revolving credit facility with a bank for borrowings up to $750,000 for working capital purposes and to repurchase the Company's stock. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's prime rate plus .25% or the bank's LIBOR rate plus 2.25%. Interest is payable monthly. On December 31, 1999, all unpaid principal and accrued interest is due and payable. During the first quarter of 1996, the Company borrowed and repaid $150,000 on its line of credit facility. At September 30, 1996, there was no outstanding balance on the credit facility.

     On November 12, 1996, the Company's Board of Directors declared a regular quarterly distribution per share of $0.28. In addition, consistent with the Company's REIT distribution requirements, the Company's Board of Directors declared a special distribution of $0.47 per share. The distributions are payable on January 15, 1997 to shareholders of record on December 31, 1996.

     The Company's Board of Directors has authorized the Company to purchase up to 300,000 shares of Series A common stock. As of September 30, 1996, the Company had repurchased 182,740 shares of Series A common stock, of which 8,600 shares were purchased in 1996.

     In February 1994, the Company purchased 10,000 common shares of Public Storage, Inc., a publicly traded real estate investment trust and an affiliate of the Company, for $148,000. The market value of these securities at September 30, 1996 was $226,000.

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

SUPPLEMENTAL INFORMATION.
-------------------------

     The Company's funds from operations ("FFO") is defined generally by the National Association of Real Estate Investment Trusts as net income before loss on early extinguishment of debt and gain on disposition of real estate, plus depreciation and amortization. FFO for the nine months ended September 30, 1996 and 1995 was $1,426,000 and $1,307,000, respectively. FFO for the three months ended September 30, 1996 and 1995 was $530,000 and $460,000, respectively. FFO is a supplemental performance measure for equity Real Estate Investment Trusts used by industry analysts. FFO does not take into consideration principal payments on debt, capital improvements, distributions and other obligations of the Company. The only depreciation or amortization that is added to income to derive FFO is depreciation and amortization directly related to physical real estate. All depreciation and amortization reported by the Company relates to physical real estate and does not include any depreciation or amortization related to goodwill, deferred financing costs or other intangibles. FFO is not a substitute for the Company's net cash provided by operating activities or net income computed in accordance with generally accepted accounting principles, as a measure of liquidity or operating performance.

                           PART II. OTHER INFORMATION


ITEMS 1 through 5 are inapplicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

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







                                     DATED: November 14, 1996

                                     PUBLIC STORAGE PROPERTIES XX, INC.




                                      BY:    /s/ Ronald L. Havner, Jr.
                                            --------------------------
                                            Ronald L. Havner, Jr.
                                            Senior Vice President and
                                              Chief Financial Officer