Form 10-Q
period 1997-03-31
PUBLIC STORAGE PROPERTIES XX INC
filed 1997-05-14
CIK 870541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ---------------

Commission File Number 1-10850
                       -------

                       PUBLIC STORAGE PROPERTIES XX, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


              California                                          95-4300893
--------------------------------------                ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                        Identification Number)

          701 Western Avenue
         Glendale, California                                     91201-2397
--------------------------------------                ----------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:           (818) 244-8080
                                                      ----------------------


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

The number of shares outstanding of the Company's classes of common stock as of March 31, 1997:

                860,734 shares of $.01 par value Series A shares
                 90,859 shares of $.01 par value Series B shares
                257,432 shares of $.01 par value Series C shares
                ------------------------------------------------

                                      INDEX




                                                                        Page
                                                                        ----
PART I.   FINANCIAL INFORMATION

  Condensed Balance Sheets at March 31, 1997
    and December 31, 1996                                                 2

  Condensed Statements of Income for the three
    months ended March 31, 1997 and 1996                                  3

  Condensed Statement of Shareholders' Equity for the
    three months ended March 31, 1997                                     4

  Condensed Statements of Cash Flows for the
    three months ended March 31, 1997 and 1996                            5

  Notes to Condensed Financial Statements                                 6

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                       7-8


PART II.  OTHER INFORMATION                                               9




                       PUBLIC STORAGE PROPERTIES XX, INC.
                            CONDENSED BALANCE SHEETS


                                                                                     March 31,         December 31,
                                                                                       1997                1996
                                                                                 ----------------    ----------------
                                                                                   (Unaudited)
                                     ASSETS
                                     ------
Cash and cash equivalents                                                             $608,000            $881,000
Marketable securities of affiliate, at market value (cost of $148,000)                 290,000             310,000
Rent and other receivables                                                              37,000              40,000
Prepaid expenses                                                                        36,000              46,000

Real estate facilities at cost:
   Building, land improvements and equipment                                        11,829,000          11,795,000
   Land                                                                              5,824,000           5,824,000
                                                                                 ----------------    ----------------
                                                                                    17,653,000          17,619,000

   Less accumulated depreciation                                                    (3,290,000)         (3,170,000)
                                                                                 ----------------    ----------------
                                                                                    14,363,000          14,449,000
                                                                                 ----------------    ----------------

Total assets                                                                       $15,334,000         $15,726,000
                                                                                 ================    ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accounts payable                                                                      $423,000            $383,000
Dividends payable                                                                      267,000             714,000
Advance payments from renters                                                           89,000              81,000

Shareholders' equity:
   Series A common, $.01 par value, 1,393,165 shares authorized,
     860,734 shares issued and outstanding in 1997 and 1996                              8,000               8,000
   Convertible Series B common, $.01 par value,
     90,859 shares authorized, issued and outstanding                                    1,000               1,000
   Convertible Series C common, $.01 par value,
     257,432 shares authorized, issued and outstanding                                   3,000               3,000

   Paid-in-capital                                                                  15,634,000          15,634,000
   Cumulative net income                                                             5,464,000           5,170,000
   Cumulative distributions                                                         (6,697,000)         (6,430,000)
   Unrealized gain in marketable securities                                            142,000             162,000
                                                                                 ----------------    ----------------

   Total shareholders' equity                                                       14,555,000          14,548,000
                                                                                 ----------------    ----------------

Total liabilities and shareholders' equity                                         $15,334,000         $15,726,000
                                                                                 ================    ================

                            See accompanying notes.
                                       2



                       PUBLIC STORAGE PROPERTIES XX, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                            Three Months Ended
                                                                                March 31,
                                                                      -------------------------------
                                                                           1997            1996
                                                                      -------------     -------------
                                                                                          (Restated)
REVENUES:
Rental income                                                            $799,000         $748,000
Dividends from marketable securities of affiliate                           2,000            2,000
Interest income                                                             6,000            5,000
                                                                      -------------     -------------
                                                                          807,000          755,000
                                                                      -------------     -------------

COSTS AND EXPENSES:

Cost of operations                                                        311,000          273,000
Management fees paid to affiliate                                          48,000           38,000
Depreciation                                                              120,000          118,000
Administrative                                                             34,000           33,000
Interest expense                                                                -            2,000
                                                                      -------------     -------------

                                                                          513,000          464,000
                                                                      -------------     -------------

NET INCOME                                                               $294,000         $291,000
                                                                      =============     =============


Primary earnings per share - Series A                                       $0.31            $0.31
                                                                      =============     =============
Fully diluted earnings per share - Series A                                 $0.24            $0.24
                                                                      =============     =============

Dividends declared per share:

   Series A                                                                 $0.28            $0.28
                                                                      =============     =============
   Series B                                                                 $0.28            $0.28
                                                                      =============     =============
Weighted average Common shares outstanding:

   Primary - Series A                                                     860,734          870,734
                                                                      =============     =============
   Fully diluted - Series A                                             1,209,025        1,219,025
                                                                      =============     =============


                            See accompanying notes.
                                       3



                       Public Storage Properties XX, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)


                                                                  Convertible                Convertible
                                          Series A                  Series B                  Series C
                                    Shares       Amount       Shares       Amount        Shares       Amount
                                  ------------ ------------ ------------ ------------ ------------- ------------
Balances at December 31, 1996         860,734       $8,000       90,859       $1,000       257,432       $3,000

Net income

Unrealized loss in marketable
   securities

Cash distributions declared:
   $.28 per share - Series A
   $.28 per share - Series B
                                  ------------ ------------ ------------ ------------ ------------- ------------

Balances at March 31, 1997            860,734       $8,000       90,859       $1,000       257,432       $3,000
                                  ============ ============ ============ ============ ============= ============





                       Public Storage Properties XX, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)

                                                                                Unrealized
                                                  Cumulative                    gain (loss)        Total
                                     Paid-in         net         Cumulative    in marketable   shareholders'
                                     capital        income     distributions    securities        equity
                                   ------------- ------------- --------------- -------------- ---------------
Balances at December 31, 1996        $15,634,000   $5,170,000    ($6,430,000)       $162,000    $14,548,000

Net income                                            294,000                                       294,000

Unrealized loss in marketable
   securities                                                                        (20,000)       (20,000)

Cash distributions declared:
   $.28 per share - Series A                                        (241,000)                      (241,000)
   $.28 per share - Series B                                         (26,000)                       (26,000)
                                   ------------- ------------- --------------- -------------- ---------------

Balances at March 31, 1997           $15,634,000   $5,464,000    ($6,697,000)       $142,000     $14,555,000
                                   ============= ============= =============== ============== ===============

                            See accompanying notes.
                                       4



                       PUBLIC STORAGE PROPERTIES XX, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                 Three Months Ended
                                                                                      March 31,
                                                                          ----------------------------------
                                                                              1997                   1996
                                                                          ------------          ------------
                                                                                                 (Restated)

Cash flows from operating activities:
     Net income                                                             $294,000               $291,000

     Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation                                                            120,000                118,000
     Decrease in rent and other receivables                                    3,000                  5,000
     Decrease in prepaid expenses                                             10,000                  1,000
     Amortization of prepaid management fees                                       -                 38,000
     Increase in accounts payable                                             40,000                 14,000
     Increase in advance payments from renters                                 8,000                  1,000
                                                                          ------------          ------------

         Total adjustments                                                   181,000                177,000
                                                                          ------------          ------------

         Net cash provided by operating activities                           475,000                468,000
                                                                          ------------          ------------

Cash flows from investing activities:

     Additions to real estate facilities                                     (34,000)                (9,000)
                                                                          ------------          ------------
         Net cash used in investing activities                               (34,000)                (9,000)
                                                                          ------------          ------------

Cash flows from financing activities:

     Distributions paid to shareholders                                     (714,000)              (558,000)
     Borrowing on credit facility                                                  -                150,000
     Repayment of borrowing on credit facility                                     -               (150,000)
                                                                          ------------          ------------

         Net cash used in financing activities                              (714,000)              (558,000)
                                                                          ------------          ------------


Net decrease in cash and cash equivalents                                   (273,000)               (99,000)

Cash and cash equivalents at the beginning of the period                     881,000                538,000
                                                                          ------------          ------------
Cash and cash equivalents at the end of the period                          $608,000               $439,000
                                                                          ============          ============

Supplemental schedule of non-cash investing and financing activities:

     Decrease (increase) in fair value of marketable securities              $20,000               $(14,000)
                                                                          ============          ============
     Unrealized (loss) gain on marketable securities                        $(20,000)               $14,000
                                                                          ============          ============


                            See accompanying notes.
                                       5

                       PUBLIC STORAGE PROPERTIES XX, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Company's Form 10-K for the year ended December 31, 1996.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Company's financial position at March 31, 1997 and December 31, 1996, the results of its operations for the three months ended March 31, 1997 and 1996 and its cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results expected for the full year.

4. Certain prior year amounts have been reclassified in order to conform with current year presentation.

5. In February 1994, the Company purchased 10,000 common shares of Public Storage, Inc., a publicly traded real estate investment trust and an affiliate of the Company, for $148,000. The market value of these securities at March 31, 1997 was $290,000. The Company recognized $2,000 in dividends for the three months ended March 31, 1997.

6. The Company has an unsecured revolving credit facility with a bank for borrowings up to $750,000 for working capital purposes and to repurchase the Company's stock. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's prime rate plus .25% or the bank's LIBOR rate plus 2.25%. Interest is payable monthly. On December 31, 1999, all unpaid principal and accrued interest is due and payable. At March 31, 1997 and for the three months then ended, there was no outstanding balance on the credit facility.

                       PUBLIC STORAGE PROPERTIES XX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The  following  is   management's   discussion   and  analysis  of  certain
significant factors occurring during the periods presented in the accompanying Condensed Financial Statements.

RESULTS OF OPERATIONS.
---------------------

     The Company's net income for the three months ended March 31, 1997 and 1996 was $294,000 and $291,000, respectively, representing an increase of $3,000 or 1%. Net operating income of the Company's facilities (rental income less cost of operations, management fees paid to affiliate and depreciation expense) was unchanged compared to prior year.

     Rental income for the three months ended March 31, 1997 and 1996 was $799,000 and $748,000, respectively, representing an increase of $51,000 or 7%. This increase is primarily due to an increase in rental rates at all of the Company's properties. The increase in rental income was offset by increases in cost of operations and management fees.

     The Company's mini-warehouse operations had weighted average occupancy levels of 89% and 92% for the three month periods ended March 31, 1997 and 1996, respectively.

     Cost of operations (including management fees paid to affiliate and depreciation expense) for the three months ended March 31, 1997 and 1996 was $479,000 and $429,000, respectively, representing an increase of $50,000 or 12%. This increase is primarily attributable to increases in payroll ($12,000), advertising ($9,000) and management fees ($10,000).

     In 1995, the Company prepaid eight months of 1996 management fees on its mini-warehouse operations discounted at a 14% effective rate to compensate for early payment. As a result, management fee expense for the three months ended March 31, 1996 was $7,000 lower than it would have been under the customary, undiscounted fee structure.

     During the three months ended March 31, 1996, the Company incurred $2,000 in interest expense on its line of credit facility. No such expense was incurred during the same period in 1997 since the Company did not have any borrowings against its credit facility.

LIQUIDITY AND CAPITAL RESOURCES.
-------------------------------

     Cash flows from operating activities ($475,000 for the three months ended March 31, 1997) and cash reserves were sufficient to meet all current obligations and distributions of the Company during the three months ended March 31, 1997. Management expects cash flows from operations will be sufficient to fund capital expenditures and quarterly distributions.

     The Company has an unsecured revolving credit facility with a bank for borrowings up to $750,000 for working capital purposes and to repurchase the Company's stock. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's prime rate plus .25% or the bank's LIBOR rate plus 2.25%. Interest is payable monthly. On December 31, 1999, all unpaid principal and accrued interest is due and payable. At March 31, 1997, and for the three months then ended there was no outstanding balance on the credit facility.

     The Company's Board of Directors has authorized the Company to purchase up to 300,000 shares of Series A common stock. As of March 31, 1997, the Company had repurchased 184,140 shares of Series A common stock, none of which were purchased in the first quarter of 1997.

     In February 1994, the Company purchased 10,000 common shares of Public Storage, Inc., a publicly traded real estate investment trust and an affiliate of the Company, for $148,000. The market value of these securities at March 31, 1997 was $290,000. The Company recognized $2,000 in dividends for the three months ended March 31, 1997.

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

SUPPLEMENTAL INFORMATION.
------------------------

     Funds from operations (FFO) is defined by the Company, consistent with the definition of FFO by the National Association of Real Estate Investment Trusts (NAREIT), as net income (loss) (computed in accordance with generally accepted accounting principles) before depreciation and extraordinary or non-recurring items. FFO for the three months ended March 31, 1997 and 1996 was $414,000 and $409,000, respectively. FFO is presented because the Company, as well as many industry analysts, consider FFO to be one measure of the performance of the Company, ie, one that generally reflects changes in the Company's net operating income. FFO does not take into consideration scheduled principal payments on debt and capital improvements. Accordingly, FFO is not necessarily a substitute for the Company's cash flow or net income as a measure of the Company's liquidity or operating performance or ability to pay distributions. Furthermore, the NAREIT definition of FFO does not address the treatment of certain items and all REITs do not treat items the same way in computing FFO. Accordingly, comparisons of levels of FFO among REITs may not necessarily be meaningful.

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




                                   DATED: May 14, 1997

                                   PUBLIC STORAGE PROPERTIES XX, INC.




                                   BY:  /s/ David P. Singelyn
                                        ---------------------
                                         David P. Singelyn
                                         Vice President and
                                         Chief Financial Officer