Form 10-Q
period 1997-06-30
PUBLIC STORAGE PROPERTIES XX INC
filed 1997-08-12
CIK 870541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ---------------

Commission File Number 1-10850
                       -------

                       PUBLIC STORAGE PROPERTIES XX, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


         California                                                  95-4300893
----------------------------------                       ----------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                           Identification Number)

       701 Western Avenue
       Glendale, California                                          91201-2397
----------------------------------                       ----------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:              (818) 244-8080
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

The number of shares outstanding of the Company's classes of common stock as of June 30, 1997:

                860,734 shares of $.01 par value Series A shares
                 90,859 shares of $.01 par value Series B shares
                257,432 shares of $.01 par value Series C shares
                ------------------------------------------------

                                      INDEX




                                                                          Page
                                                                          ----
PART I.   FINANCIAL INFORMATION

   Condensed Balance Sheets at June 30, 1997
     and December 31, 1996                                                  2

   Condensed Statements of Income for the three
     and six months ended June 30, 1997 and 1996                            3

   Condensed Statement of Shareholders' Equity for the
     six months ended June 30, 1997                                         4

   Condensed Statements of Cash Flows for the
     six months ended June 30, 1997 and 1996                                5

   Notes to Condensed Financial Statements                                  6

   Management's Discussion and Analysis of
     Financial Condition and Results of Operations                        7-9

PART II.  OTHER INFORMATION                                                10

                       PUBLIC STORAGE PROPERTIES XX, INC.
                            CONDENSED BALANCE SHEETS

                                                                                     June 30,           December 31,
                                                                                       1997                 1996
                                                                                   ------------         ------------
                                                                                   (Unaudited)

                                     ASSETS
                                     ------

Cash and cash equivalents                                                             $782,000             $881,000
Marketable securities of affiliate, at market value (cost of $148,000)                 293,000              310,000
Rent and other receivables                                                              38,000               40,000
Prepaid expenses                                                                        36,000               46,000

Real estate facilities at cost:
   Building, land improvements and equipment                                        11,857,000           11,795,000
   Land                                                                              5,824,000            5,824,000
                                                                                   ------------         ------------
                                                                                    17,681,000           17,619,000

   Less accumulated depreciation                                                    (3,407,000)          (3,170,000)
                                                                                   ------------         ------------
                                                                                    14,274,000           14,449,000
                                                                                   ------------         ------------

Total assets                                                                       $15,423,000          $15,726,000
                                                                                   ============         ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accounts payable                                                                      $399,000             $383,000
Dividends payable                                                                      267,000              714,000
Advance payments from renters                                                           90,000               81,000

Shareholders' equity:
   Series A common, $.01 par value, 1,393,165 shares authorized,
     860,734 shares issued and outstanding in 1997 and 1996                              8,000                8,000
   Convertible Series B common, $.01 par value,
     90,859 shares authorized, issued and outstanding                                    1,000                1,000
   Convertible Series C common, $.01 par value,
     257,432 shares authorized, issued and outstanding                                   3,000                3,000

   Paid-in-capital                                                                  15,634,000           15,634,000
   Cumulative net income                                                             5,840,000            5,170,000
   Cumulative distributions                                                         (6,964,000)          (6,430,000)
   Unrealized gain in marketable securities                                            145,000              162,000
                                                                                   ------------         ------------

   Total shareholders' equity                                                       14,667,000           14,548,000
                                                                                   ------------         ------------
Total liabilities and shareholders' equity                                         $15,423,000          $15,726,000
                                                                                   ============         ============

                            See accompanying notes.
                                       2

                       PUBLIC STORAGE PROPERTIES XX, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                             Three Months Ended                  Six Months Ended
                                                                  June 30,                           June 30,
                                                         ------------------------------    -------------------------------
                                                              1997           1996               1997             1996
                                                         -------------   --------------    --------------   --------------
                                                                          (Restated)                         (Restated)
REVENUES:

Rental income                                               $836,000         $787,000        $1,635,000        $1,535,000
Dividends from marketable securities of affiliate              2,000            2,000             4,000             4,000
Interest income                                                7,000            4,000            13,000             9,000
                                                         -------------   --------------    --------------   --------------
                                                             845,000          793,000         1,652,000         1,548,000
                                                         -------------   --------------    --------------   --------------

COSTS AND EXPENSES:

Cost of operations                                           276,000          249,000           587,000           522,000
Management fees paid to affiliate                             50,000           38,000            98,000            76,000
Depreciation                                                 117,000          117,000           237,000           235,000
Administrative                                                26,000           19,000            60,000            52,000
Interest expense                                                   -                -                 -             2,000
                                                         -------------   --------------    --------------   --------------
                                                             469,000          423,000           982,000           887,000
                                                         -------------   --------------    --------------   --------------

NET INCOME                                                  $376,000         $370,000          $670,000          $661,000
                                                         =============   ==============    ==============   ==============
Earnings per share:

  Primary - Series A                                          $0.41            $0.39             $0.72             $0.70
                                                         =============   ==============    ==============   ==============
  Fully diluted - Series A                                    $0.31            $0.30             $0.55             $0.54
                                                         =============   ==============    ==============   ==============

Dividends declared per share:

  Series A                                                    $0.28            $0.28             $0.56             $0.56
                                                         =============   ==============    ==============   ==============
  Series B                                                    $0.28            $0.28             $0.56             $0.56
                                                         =============   ==============    ==============   ==============

Weighted average Common
  shares outstanding:

  Primary - Series A                                         860,734          870,734           860,734           870,734
                                                         =============   ==============    ==============   ==============
  Fully diluted - Series A                                 1,209,025        1,219,025         1,209,025         1,219,025
                                                         =============   ==============    ==============   ==============

                            See accompanying notes.
                                       3

                       Public Storage Properties XX, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)


                                                                    Convertible              Convertible
                                             Series A                 Series B                Series C           Paid-in
                                        Shares       Amount      Shares      Amount      Shares       Amount     capital
                                       ---------    --------   ---------    --------    ---------    --------  -----------
Balances at December 31, 1996           860,734      $8,000      90,859      $1,000      257,432      $3,000   $15,634,000

Net income

Unrealized loss in marketable
   securities

Cash distributions declared:
 $.56 per share - Series A
 $.56 per share - Series B
                                       ---------    --------   ---------    --------    ---------    --------  -----------
Balances at June 30, 1997               860,734      $8,000      90,859      $1,000      257,432      $3,000   $15,634,000
                                       =========    ========   =========    ========    =========    ========  ===========


                                                                       Unrealized
                                         Cumulative                   gain (loss)in      Total
                                             net       Cumulative       marketable    shareholders'
                                           income     distributions     securities      equity
                                         -----------  -------------   -------------  --------------
Balances at December 31, 1996            $5,170,000   ($6,430,000)       $162,000    $14,548,000

Net income                                  670,000                                      670,000

Unrealized loss in marketable
   securities                                                             (17,000)       (17,000)

Cash distributions declared:
 $.56 per share - Series A                               (482,000)                      (482,000)
 $.56 per share - Series B                                (52,000)                       (52,000)
                                         -----------  -------------   -------------  --------------
Balances at June 30, 1997                $5,840,000   ($6,964,000)       $145,000    $14,667,000
                                         ===========  =============   =============  ==============

                       PUBLIC STORAGE PROPERTIES XX, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                Six Months Ended
                                                                                                     June 30,
                                                                                     --------------------------------------
                                                                                            1997                 1996
                                                                                     -----------------   ------------------
                                                                                                              (Restated)

Cash flows from operating activities:

     Net income                                                                           $670,000             $661,000

     Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation                                                                          237,000              235,000
     Decrease in rent and other receivables                                                  2,000                    -
     Decrease (increase) in prepaid expenses                                                10,000               (3,000)
     Amortization of prepaid management fees                                                     -               76,000
     Increase in accounts payable                                                           16,000               40,000
     Increase in advance payments from renters                                               9,000                2,000
                                                                                     -----------------   ------------------

         Total adjustments                                                                 274,000              350,000
                                                                                     -----------------   ------------------

         Net cash provided by operating activities                                         944,000            1,011,000
                                                                                     -----------------   ------------------
Cash flows from investing activities:

     Additions to real estate facilities                                                   (62,000)             (15,000)
                                                                                     -----------------   ------------------

         Net cash used in investing activities                                             (62,000)             (15,000)
                                                                                     -----------------   ------------------

Cash flows from financing activities:

     Distributions paid to shareholders                                                   (981,000)            (827,000)
     Borrowing on credit facility                                                                -              150,000
     Repayment of borrowing on credit facility                                                   -             (150,000)
                                                                                     -----------------   ------------------

         Net cash used in financing activities                                            (981,000)            (827,000)
                                                                                     -----------------   ------------------

Net (decrease) increase in cash and cash equivalents                                       (99,000)             169,000

Cash and cash equivalents at the beginning of the period                                   881,000              538,000
                                                                                     -----------------   ------------------

Cash and cash equivalents at the end of the period                                        $782,000             $707,000
                                                                                     =================   ==================

Supplemental schedule of non-cash investing and financing activities:

     Decrease (increase) in fair value of marketable securities                            $17,000             $(16,000)
                                                                                     =================   ==================
     Unrealized (loss) gain on marketable securities                                      $(17,000)             $16,000
                                                                                     =================   ==================

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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Company's financial position at June 30, 1997 and December 31, 1996, the results of its operations for the three and six months ended June 30, 1997 and 1996 and its cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results expected for the full year.

4. Certain prior year amounts have been reclassified in order to conform with current year presentation.

5. In February 1994, the Company purchased 10,000 common shares of Public Storage, Inc., a publicly traded real estate investment trust and an affiliate of the Company, for $148,000. The market value of these securities at June 30, 1997 was $293,000. The Company recognized $2,000 and $4,000 in dividends for the three and six months ended June 30, 1997, respectively.

6. The Company has an unsecured revolving credit facility with a bank for borrowings up to $750,000 for working capital purposes and to repurchase the Company's stock. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's prime rate plus .25% or the bank's LIBOR rate plus 2.25%. Interest is payable monthly. On December 31, 1999, all unpaid principal and accrued interest is due and payable. At June 30, 1997 and for the six months then ended, there was no outstanding balance on the credit facility.

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

RESULTS OF OPERATIONS.
---------------------

     The Company's net income for the six months ended June 30, 1997 and 1996 was $670,000 and $661,000, respectively, representing an increase of $9,000 or 1%. Net income for the three months ended June 30, 1997 and 1996 was $376,000 and $370,000, respectively, representing an increase of $6,000 or 2%. These increases are primarily the result of increases in property net operating income (rental income less cost of operations, management fees paid to affiliate and depreciation expense).

     Rental income for the six months ended June 30, 1997 and 1996 was $1,635,000 and $1,535,000, respectively, representing an increase of $100,000 or 7%. Rental income for the three months ended June 30, 1997 and 1996 was $836,000 and $787,000, respectively, representing an increase of $49,000 or 6%. These increases are primarily due to increases in rental rates at all seven of the Company's mini-warehouse facilities.

     The Company's mini-warehouse operations had weighted average occupancy levels of 91% and 93% for the six month periods ended June 30, 1997 and 1996, respectively.

     Cost of operations (including management fees paid to affiliate and depreciation expense) for the six months ended June 30, 1997 and 1996 was $922,000 and $833,000, respectively, representing an increase of $89,000 or 11%. Cost of operations for the three months ended June 30, 1997 and 1996 was $443,000 and $404,000, respectively, representing an increase of $39,000 or 10%. The increases for both the three and six month periods ended June 30, 1997 compared to 1996 are primarily attributable to increases in payroll, property taxes, management fees and advertising costs.

     In 1995, the Company prepaid eight months of 1996 management fees on its mini-warehouse operations discounted at a 14% effective rate to compensate for early payment. As a result, management fee expense for the six months ended June 30, 1996 was $15,000 lower than it would have been under the customary, undiscounted fee structure.

     During the six months ended June 30, 1996, the Company incurred $2,000 in interest expense on its line of credit facility. No such expense was incurred during the same period in 1997 since the Company did not have any borrowings against its credit facility.

LIQUIDITY AND CAPITAL RESOURCES.
-------------------------------

     Cash flows from operating activities ($944,000 for the six months ended June 30, 1997) and cash reserves were sufficient to meet all current obligations and distributions of the Company during the six months ended June 30, 1997. Management expects cash flows from operations will be sufficient to fund capital expenditures and quarterly distributions.

     The Company has an unsecured revolving credit facility with a bank for borrowings up to $750,000 for working capital purposes and to repurchase the Company's stock. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's prime rate plus .25% or the bank's LIBOR rate plus 2.25%. Interest is payable monthly. On December 31, 1999, all unpaid principal and accrued interest is due and payable. At June 30, 1997 and for the six months then ended, there was no outstanding balance on the credit facility.

     The Company's Board of Directors has authorized the Company to purchase up to 300,000 shares of Series A common stock. As of June 30, 1997, the Company had repurchased 184,140 shares of Series A common stock, none of which were purchased in 1997.

     In February 1994, the Company purchased 10,000 common shares of Public Storage, Inc., a publicly traded real estate investment trust and an affiliate of the Company, for $148,000. The market value of these securities at June 30, 1997 was $293,000. The Company recognized $2,000 and $4,000 in dividends for the three and six months ended June 30, 1997, respectively.

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

SUPPLEMENTAL INFORMATION.
------------------------

         Funds from operations (FFO) is defined by the Company, consistent with the definition of FFO by the National Association of Real Estate Investment Trusts (NAREIT), as net income (loss) (computed in accordance with generally accepted accounting principles) before depreciation and extraordinary or non-recurring items. FFO for the six months ended June 30, 1997 and 1996 was $907,000 and $896,000. FFO for the three months ended June 30, 1997 and 1996 was $493,000 and $487,000, respectively. FFO is presented because the Company, as well as many industry analysts, consider FFO to be one measure of the performance of the Company, ie, one that generally reflects changes in the Company's net operating income. FFO does not take into consideration scheduled principal payments on debt and capital improvements. Accordingly, FFO is not necessarily a substitute for the Company's cash flow or net income as a measure of the Company's liquidity or operating performance or ability to pay distributions. Furthermore, the NAREIT definition of FFO does not address the treatment of certain items and all REITs do not treat items the same way in computing FFO. Accordingly, comparisons of levels of FFO among REITs may not necessarily be meaningful.

                           PART II. OTHER INFORMATION


ITEMS 1 through 5 are inapplicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
        --------------------------------

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







                                        DATED: August 12, 1997

                                        PUBLIC STORAGE PROPERTIES XX, INC.




                                        BY:  /s/ David P. Singelyn
                                            ----------------------
                                            David P. Singelyn
                                            Vice President and
                                            Chief Financial Officer