Form 10-Q
period 1997-09-30
PUBLIC STORAGE PROPERTIES XX INC
filed 1997-11-13
CIK 870541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                              -----------------  ----------------

Commission File Number 1-10850
                       -------

                       PUBLIC STORAGE PROPERTIES XX, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            California                                              95-4300893
----------------------------------                              --------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                          Identification Number)

        701 Western Avenue
       Glendale, California                                         91201-2397
----------------------------------                              --------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:             (818) 244-8080
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
The number of shares outstanding of the Company's classes of common stock as of September 30, 1997:

                860,734 shares of $.01 par value Series A shares
                 90,859 shares of $.01 par value Series B shares
                257,432 shares of $.01 par value Series C shares
                ------------------------------------------------

                                      INDEX




                                                                         Page
                                                                         ----
PART I.   FINANCIAL INFORMATION

   Condensed Balance Sheets at September 30, 1997
     and December 31, 1996                                                 2

   Condensed Statements of Income for the three
     and nine months ended September 30, 1997 and 1996                     3

   Condensed Statement of Shareholders' Equity for the
     nine months ended September 30, 1997                                  4

   Condensed Statements of Cash Flows for the
     nine months ended September 30, 1997 and 1996                         5

   Notes to Condensed Financial Statements                                 6

   Management's Discussion and Analysis of
     Financial Condition and Results of Operations                       7-9

PART II.  OTHER INFORMATION                                               10

                       PUBLIC STORAGE PROPERTIES XX, INC.
                            CONDENSED BALANCE SHEETS


                                                                                    September 30,          December 31,
                                                                                        1997                   1996
                                                                                ----------------------  --------------------
                                                                                     (Unaudited)

                                     ASSETS
                                     ------

Cash and cash equivalents                                                               $1,053,000             $881,000
Marketable securities of affiliate, at market value (cost of $148,000)                     296,000              310,000
Rent and other receivables                                                                  37,000               40,000
Prepaid expenses                                                                            36,000               46,000

Real estate facilities at cost:
   Building, land improvements and equipment                                            11,889,000           11,795,000
   Land                                                                                  5,824,000            5,824,000
                                                                                ----------------------  --------------------
                                                                                        17,713,000           17,619,000

   Less accumulated depreciation                                                        (3,525,000)          (3,170,000)
                                                                                ----------------------  --------------------

                                                                                        14,188,000           14,449,000
                                                                                ----------------------  --------------------

Total assets                                                                           $15,610,000          $15,726,000
                                                                                ======================  ====================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accounts payable                                                                          $392,000             $383,000
Dividends payable                                                                          267,000              714,000
Advance payments from renters                                                               92,000               81,000

Shareholders' equity:
   Series A common, $.01 par value, 1,393,165 shares authorized,
     860,734 shares issued and outstanding in 1997 and 1996                                  8,000                8,000
   Convertible Series B common, $.01 par value,
     90,859 shares authorized, issued and outstanding                                        1,000                1,000
   Convertible Series C common, $.01 par value,
     257,432 shares authorized, issued and outstanding                                       3,000                3,000

   Paid-in-capital                                                                      15,634,000           15,634,000
   Cumulative net income                                                                 6,296,000            5,170,000
   Cumulative distributions                                                             (7,231,000)          (6,430,000)
   Unrealized gain in marketable securities                                                148,000              162,000
                                                                                ----------------------  --------------------

   Total shareholders' equity                                                           14,859,000           14,548,000
                                                                                ----------------------  --------------------

Total liabilities and shareholders' equity                                             $15,610,000          $15,726,000
                                                                                ======================  ====================


                            See accompanying notes.
                                       2

                       PUBLIC STORAGE PROPERTIES XX, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                             Three Months Ended                  Nine Months Ended
                                                                September 30,                      September 30,
                                                       ------------------------------     --------------------------------
                                                           1997              1996              1997             1996
                                                       ----------------  ------------     ----------------  --------------

REVENUES:

Rental income                                               $899,000         $826,000        $2,534,000        $2,361,000
Dividends from marketable securities of affiliate              2,000            2,000             6,000             6,000
Interest income                                               11,000            8,000            24,000            17,000
                                                       ----------------  ------------     ----------------  --------------
                                                             912,000          836,000         2,564,000         2,384,000
                                                       ----------------  ------------     ----------------  --------------
COSTS AND EXPENSES:

Cost of operations                                           256,000          236,000           843,000           758,000
Management fees paid to affiliate                             54,000           44,000           152,000           120,000
Depreciation                                                 118,000          117,000           355,000           352,000
Administrative                                                28,000           26,000            88,000            78,000
Interest expense                                                   -                -                 -             2,000
                                                       ----------------  ------------     ----------------  --------------
                                                             456,000          423,000         1,438,000         1,310,000
                                                       ----------------  ------------     ----------------  --------------

NET INCOME                                                  $456,000         $413,000        $1,126,000        $1,074,000
                                                       ================  ============     ================  ==============
Earnings per share:

  Primary - Series A                                          $0.50            $0.45             $1.22             $1.15
                                                       ================  ============     ================  ==============
  Fully diluted - Series A                                    $0.38            $0.34             $0.93             $0.88
                                                       ================  ============     ================  ==============

Dividends declared per share:

  Series A                                                    $0.28            $0.28             $0.84             $0.84
                                                       ================  ============     ================  ==============
  Series B                                                    $0.28            $0.28             $0.84             $0.84
                                                       ================  ============     ================  ==============
Weighted average Common
  shares outstanding:

  Primary - Series A                                         860,734          866,701           860,734           869,390
                                                       ================  ============     ================  ==============
  Fully diluted - Series A                                 1,209,025        1,214,992         1,209,025         1,217,681
                                                       ================  ============     ================  ==============

                            See accompanying notes.

                       Public Storage Properties XX, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)


                                                                  Convertible             Convertible
                                           Series A                 Series B                Series C             Paid-in
                                      Shares       Amount      Shares      Amount      Shares       Amount       capital
                                     ---------    -------     -------      -------    --------     -------     -----------
Balances at December 31, 1996         860,734      $8,000      90,859      $1,000      257,432      $3,000     $15,634,000

Net income

Unrealized loss in marketable
   securities

Cash distributions declared:
 $.84 per share - Series A
 $.84 per share - Series B
                                     ---------    -------     -------      -------    --------     -------     -----------
Balances at September 30, 1997        860,734      $8,000      90,859      $1,000      257,432      $3,000     $15,634,000
                                     =========    =======     =======      =======    ========     =======     ===========


                                                                    Unrealized
                                      Cumulative                    gain (loss)      Total
                                           net      Cumulative     in marketable   shareholders'
                                         income    distributions   securities       equity
                                      ----------   --------------  -------------  -----------
Balances at December 31, 1996         $5,170,000   ($6,430,000)       $162,000    $14,548,000

Net income                             1,126,000                                    1,126,000

Unrealized loss in marketable
   securities                                                         (14,000)       (14,000)

Cash distributions declared:
 $.84 per share - Series A                            (723,000)                     (723,000)
 $.84 per share - Series B                             (78,000)                      (78,000)
                                      ----------   --------------  -------------  -----------
Balances at September 30, 1997        $6,296,000   ($7,231,000)       $148,000    $14,859,000
                                      ==========   ==============  =============  ===========

                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES XX, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                     ---------------------------------------
                                                                                           1997                  1996
                                                                                     ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                         (Restated)

     Net income                                                                         $1,126,000             $1,074,000

     Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation                                                                          355,000                352,000
     Decrease (increase) in rent and other receivables                                       3,000                (12,000)
     Decrease (increase) in prepaid expenses                                                10,000                (11,000)
     Amortization of prepaid management fees                                                     -                103,000
     Increase (decrease) in accounts payable                                                 9,000                (31,000)
     Increase (decrease) in advance payments from renters                                   11,000                 (7,000)
                                                                                     ------------------   ------------------

         Total adjustments                                                                 388,000                394,000
                                                                                     ------------------   ------------------

         Net cash provided by operating activities                                       1,514,000              1,468,000
                                                                                     ------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to real estate facilities                                                   (94,000)               (22,000)
                                                                                     ------------------   ------------------

         Net cash used in investing activities                                             (94,000)               (22,000)
                                                                                     ------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Distributions paid to shareholders                                                 (1,248,000)            (1,096,000)
     Borrowing on credit facility                                                                -                150,000
     Repayment of borrowing on credit facility                                                   -               (150,000)
     Purchase of Company Series A common stock                                                   -               (162,000)
                                                                                     ------------------   ------------------

         Net cash used in financing activities                                          (1,248,000)            (1,258,000)
                                                                                     ------------------   ------------------

Net increase in cash and cash equivalents                                                  172,000                188,000

Cash and cash equivalents at the beginning of the period                                   881,000                538,000
                                                                                     ------------------   ------------------

Cash and cash equivalents at the end of the period                                      $1,053,000               $726,000
                                                                                     ==================   ==================

Supplemental schedule of non-cash investing and financing activities:

     Decrease (increase) in fair value of marketable securities                            $14,000               $(36,000)
                                                                                     ==================   ==================

     Unrealized (loss) gain on marketable securities                                      $(14,000)               $36,000
                                                                                     ==================   ==================

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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Company's financial position at September 30, 1997 and December 31, 1996, the results of its operations for the three and nine months ended September 30, 1997 and 1996 and its cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results expected for the full year.

4. Certain prior year amounts have been reclassified in order to conform with current year presentation.

5. In February 1994, the Company purchased 10,000 common shares of Public Storage, Inc., a publicly traded real estate investment trust and an affiliate of the Company, for $148,000. The market value of these securities at September 30, 1997 was $296,000. The Company recognized $2,000 and $6,000 in dividends for the three and nine months ended September 30, 1997, respectively.

6. The Company has an unsecured revolving credit facility with a bank for borrowings up to $750,000 for working capital purposes and to repurchase the Company's stock. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's prime rate plus .25% or the bank's LIBOR rate plus 2.25%. Interest is payable monthly. On December 31, 1999, all unpaid principal and accrued interest is due and payable. At September 30, 1997 and for the nine months then ended, there was no outstanding balance on the credit facility.

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

RESULTS OF OPERATIONS.
---------------------

     The Company's net income for the nine months ended September 30, 1997 and 1996 was $1,126,000 and $1,074,000, respectively, representing an increase of $52,000 or 5%. Net income for the three months ended September 30, 1997 and 1996 was $456,000 and $413,000, respectively, representing an increase of $43,000 or 10%. These increases are primarily the result of increases in property net operating income (rental income less cost of operations, management fees paid to affiliate and depreciation expense).

     Rental income for the nine months ended September 30, 1997 and 1996 was $2,534,000 and $2,361,000, respectively, representing an increase of $173,000 or 7%. Rental income for the three months ended September 30, 1997 and 1996 was $899,000 and $826,000, respectively, representing an increase of $73,000 or 9%. These increases are primarily due to increases in rental rates at a majority of the Company's mini-warehouse facilities.

     The Company's mini-warehouse operations had weighted average occupancy levels of 92% and 94% for the nine month periods ended September 30, 1997 and 1996, respectively.

     Cost of operations (including management fees paid to affiliate and depreciation expense) for the nine months ended September 30, 1997 and 1996 was $995,000 and $878,000, respectively, representing an increase of $117,000 or 13%. Cost of operations for the three months ended September 30, 1997 and 1996 was $310,000 and $280,000, respectively, representing an increase of $30,000 or 11%. The increases for both the three and nine month periods ended September 30, 1997 compared to 1996 are primarily attributable to increases in payroll, property taxes, management fees and advertising costs.

     In 1995, the Company prepaid eight months of 1996 management fees on its mini-warehouse operations discounted at a 14% effective rate to compensate for early payment. As a result, management fee expense for the nine months ended September 30, 1996 was $22,000 lower than it would have been under the customary, undiscounted fee structure.

     During the nine months ended September 30, 1996, the Company incurred $2,000 in interest expense on its line of credit facility. No such expense was incurred during the same period in 1997 since the Company did not have any borrowings against its credit facility.

LIQUIDITY AND CAPITAL RESOURCES.
-------------------------------

     The Company believes that net cash provided by operating activities and funds from operations (FFO) are important measures of its performance. The Company's financial profile has been characterized by increasing net cash provided by operating activities and increasing FFO.

     Net cash provided by operating activities for the nine months ended September 30, 1997 was $1,514,000 compared to $1,468,000 for the same period in the prior year.

     The following table summarizes the Company's ability to make capital improvements to maintain its facilities through the use of cash provided by operating activities. The remaining cash flow is available to the Company to pay distributions to shareholders and repurchase its stock.


                                                                        Nine months ended September 30,
                                                                      -------------------------------------
                                                                          1997                   1996
                                                                      ------------------   ----------------

Net income                                                              $1,126,000              $1,074,000
Depreciation                                                               335,000                 352,000
Change in working capital                                                   53,000                  42,000
                                                                      ------------------   ----------------
Net cash provided by operating activities                                1,514,000               1,468,000
Capital improvements to maintain facilities                                (94,000)                (22,000)
                                                                      ------------------   ----------------
Funds available for distributions to shareholders and
   repurchases of stock                                                  1,420,000               1,446,000
Cash distributions to shareholders                                      (1,248,000)             (1,096,000)
                                                                      ------------------   ----------------
Excess funds available for principal payments, cash
   distributions to shareholders and repurchase of stock                  $172,000                $350,000
                                                                      ==================   ================


     Funds from operations (FFO) is defined by the Company, consistent with the definition of FFO by the National Association of Real Estate Investment Trusts (NARIET) as net income (loss), computed in accordance with generally accepted accounting principles (GAAP), before depreciation and extraordinary or non-recurring items. FFO is presented because the Company considers FFO to be a useful measure of the operating performance of a REIT which, together with net income and cash flows, provides investors with a basis to evaluate the operating and cash flow performances of a REIT. FFO does not represent net income or cash flows from operations as defined by GAAP. FFO does not take into consideration scheduled principal payments on debt and capital improvements. Accordingly, FFO is not necessarily a substitute for cash flow or net income as a measure of liquidity or operating performance or ability to make acquisitions and capital improvements or ability to pay distributions or debt principal payments. Also, FFO as computed and disclosed by the Company may not be comparable to FFO computed and disclosed by other REITs.

     Funds from operation for the Company is computed as follows:

                                            Nine Months Ended September 30,
                                         -------------------------------------
                                             1997                    1996
                                         -----------------    ----------------
 Net income                                $1,126,000             $1,074,000
 Depreciation                                 335,000                352,000
                                         -----------------    ----------------
 Funds from Operations                     $1,461,000             $1,426,000
                                         =================    ================

     The Company believes that its rental revenues and interest and other income will sufficient in the future to meet the Company's operating expenses, capital improvements and distributions to shareholders. The Company believes its geographically diverse portfolio has resulted in a relatively stable and predictable investment portfolio.

     The Company has an unsecured revolving credit facility with a bank for borrowings up to $750,000 for working capital purposes and to repurchase the Company's stock. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's prime rate plus .25% or the bank's LIBOR rate plus 2.25%. Interest is payable monthly. On December 31, 1999, all unpaid principal and accrued interest is due and payable. At September 30, 1997 and for the nine months then ended, there was no outstanding balance on the credit facility.

     The Company's Board of Directors has authorized the Company to purchase up to 300,000 shares of Series A common stock. As of September 30, 1997, the Company had repurchased 184,140 shares of Series A common stock, none of which were purchased in 1997.

     In February 1994, the Company purchased 10,000 common shares of Public Storage, Inc., a publicly traded real estate investment trust and an affiliate of the Company, for $148,000. The market value of these securities at September 30, 1997 was $296,000. The Company recognized $2,000 and $6,000 in dividends for the three and nine months ended September 30, 1997, respectively.

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







                              DATED: November 13, 1997

                              PUBLIC STORAGE PROPERTIES XX, INC.




                              BY: /s/ David P. Singelyn
                                  ---------------------
                                  David P. Singelyn
                                  Vice President and
                                    Chief Financial Officer