Form 10-K
period 1997-12-31
PUBLIC STORAGE PROPERTIES XX INC
filed 1998-03-10
CIK 870541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from to

Commission File Number 1-10850

                       PUBLIC STORAGE PROPERTIES XX, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

        California                                          95-4300893
-------------------------------              -----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

      701 Western Avenue
     Glendale, California                                    91201-2349
     --------------------                                    ----------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
                                                     --------------

           Securities registered pursuant to Section 12(b) of the Act

Common Stock Series A, $.01 par value                   American Stock Exchange
-------------------------------------                   -----------------------
   (Title of each class)             (Name of each exchange on which registered)

           Securities registered pursuant to Section 12(g) of the Act
                                      None
                                      ----
                                (Title of class)


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

The aggregate market value of the voting stock held by non-affiliates of the Company as of February 28, 1998: Common Stock Series A, $.01 Par Value-$18,608,150 (computed on the basis of $22 per share which was the reported closing sale price of the Company's Common Stock Series A on the American Stock Exchange on February 28, 1998).

The number of shares outstanding of the Company's classes of common stock as of February 28, 1998:

             Common Stock, $.01 Par Value - Series A 860,734 shares
              Common Stock, $.01 Par Value - Series B 90,859 shares
             Common Stock, $.01 Par Value - Series C 257,432 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

     (a) Information required by Part III will be included in an amendment to this Form 10-K under cover of a Form 10- K/A filed within 120 days of the Company's 1997 fiscal year, which information is incorporated by reference into
Part III.

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

Investments in Facilities
-------------------------

     At December 31, 1997, the Company owned 7 mini-warehouse facilities located in 5 states: California (2), Illinois (2), Minnesota (1), Missouri (1) and Ohio
(1).

     The Company believes that its operating results have benefited from favorable industry trends and conditions. Notably, the level of new mini-warehouse construction has decreased somewhat from the peak mid-1980 levels while consumer demand has increased. In addition, the Company's mini-warehouses are characterized by a low level of capital expenditures to maintain their condition and appearance.

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

Operating Strategies
--------------------

     The Company's mini-warehouses are operated by PSI under the "Public Storage" name, which the Company believes is the most recognized name in the mini-warehouse industry. The major elements of the Company's operating strategies are as follows:

* Capitalize on "Public Storage's" name recognition. PSI, together with its predecessor, has more than 20 years of operating experience in the mini-warehouse business, and is the largest operator of mini-warehouses in the United States. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI's in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. Commencing in early 1996, PSI began to experiment with a telephone reservation system designed to provide added customer service. Customers calling either PSI's toll-free telephone referral system, (800) 44-STORE, or a mini-warehouse facility are directed to PSI's reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by PSI. The telephone reservation system supports rental activity at all of the Company's properties. PSI's toll-free telephone referral system services approximately 160,000 calls per month from potential customers inquiring as to the nearest Public Storage mini-warehouse.

* Maintain high occupancy levels and increase realized rents. Average occupancy for the Company's mini-warehouses has decreased from 94% in 1996 to 92% in 1997. Realized monthly rents per occupied square foot increased from $8.45 in 1996 to $9.28 in 1997.

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

Property Operator
-----------------

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

Employees
---------

     As of December 31, 1997, the Company had 28 employees, 14 persons who render services on behalf of the Company on a full-time basis and 14 persons who render services on a part-time basis (6 of whom were executive officers). These persons include resident managers, assistant managers, relief managers, district managers, and administrative and maintenance personnel.

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

Year 2000 Compliance
--------------------

     PSI has completed an initial assessment of its computer systems. The majority of the computer programs were installed or upgraded over the past few years and are Year 2000 compliant. Some of the older computer programs utilized by PSI were written without regard for Year 2000 issues and could cause a system failure or miscalculations with possible disruption of operations. Each of these computer programs and systems has been evaluated to be upgraded or replaced as part of PSI Year 2000 project.

     The cost of the Year 2000 project will be allocated to all companies that use the PSI computer systems. The cost of the Year 2000 project which is expected to be allocated to the Company is less than $30,000. This cost will be expensed as incurred.

     The project is expected to be completed by March 31, 1999 which is prior to any anticipated impact on operating systems. PSI believes that with modifications to existing software and, in some instances, the conversion to new software, the Year 2000 issue will not pose significant operational problems. However, if such modifications are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

     The costs of the project and the date on which PSI believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

Proposed Merger
---------------

     In February 1998, the Company and PSI agreed, subject to certain conditions, to merge. Upon the merger, each outstanding share of the Company's common stock series A (other than shares held by PSI or by holders of the Company's common stock series A ("Series A Shareholders") who have properly exercised dissenters' rights under California law ("Dissenting Shares")) will be converted into the right to receive cash, PSI common stock or a combination of the two, as follows: (i) with respect to a certain number of shares of the Company's common stock series A (not to exceed 20% of the outstanding common stock series A of the Company, less any Dissenting Shares), upon a Series A Shareholder's election, $22.57 in cash, subject to reduction as described below or (ii) that number (subject to rounding) of shares of PSI common stock determined by dividing $22.57, subject to reduction as described below, by the average of the per share closing prices on the New York Stock Exchange of PSI common stock during the 20 consecutive trading days ending on the fifth trading day prior to the special meeting of the Company's shareholders. The consideration paid by PSI to the Series A Shareholders in the merger will be reduced by the amount of cash distributions required to be paid to the Series A Shareholders by the Company prior to completion of the merger (estimated at $0.93 per share) in order to satisfy the Company's REIT distribution requirements ("Required REIT Distributions"). The consideration received by the Series A Shareholders in the merger, however, along with any Required REIT Distributions, will not be less than $22.57 per share of the Company's common stock series A, which amount represents the market value of the Company's real estate assets at October 1, 1997 (based on an independent appraisal) and interest of the Series A Shareholders in the estimated net asset value of its other assets at April 30, 1998. Additional distributions will be made to the Series A Shareholders to cause the Company's estimated net asset value allocable to the Series A Shareholders as of the date of the merger to be substantially equivalent to $22.57 per share. Upon the merger, each share of the Company's common stock series B and common stock series C (other than shares held by PSI) would be converted into the right to receive $10.90 in PSI common stock (valued as in the case of the Company's common stock series A) plus (i) any additional distributions equal to the amount by which the Company's estimated net asset value allocable to the holders of the Company's common stock series B and C as of the date of the merger exceeds $10.90 per share and (ii) the estimated Required REIT Distributions payable to the holders of the Company's common stock series B of $0.93 per share. The common stock of the Company held by PSI will be canceled in the merger. The merger is conditioned on, among other requirements, approval by the Company's shareholders. It is expected that the merger will close in the first half of 1998. PSI is the Company's mini-warehouse operator and owns 24.18% of the total combined shares of the Company's common stock series A, B and C.

ITEM 2.  PROPERTIES.
         -----------

     The following table sets forth information as of December 31, 1997 about properties owned by the Company:


                                               Size of        Net Rentable       Number of         Completion
                   Location                     Parcel            Area             Spaces             Date
     -----------------------------            -----------     ---------------    ----------         ---------

     CALIFORNIA
     Los Angeles, Airdrome St.                1.20 acres       56,000 sq. ft.        670           Sep. 1989
     Santa Rosa, Hopper Ave.                  2.31 acres       55,000 sq. ft.        573           Nov. 1989


     ILLINOIS
     Aurora, Farnsworth Ave.                  5.45 acres       60,000 sq. ft.        530           Jul. 1989
     Chicago, So. Chicago Ave.                1.38 acres       52,000 sq. ft.        580           Dec. 1991

     MINNESOTA
     Golden Valley, Winnetka Ave.             2.03 acres       44,000 sq. ft.        474           Dec. 1989

     MISSOURI
     St. Louis, Benham Rd.                    3.95 acres       63,000 sq. ft.        567           Nov. 1990


     OHIO
     Cleveland, 117th St.                     4.11 acres       70,000 sq. ft.        631           Apr. 1989

     ------------

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

     The Company's properties are operated to maximize cash flow through the regular review of and, when warranted by market conditions, adjustments to scheduled rents. As reflected in the table below, the Company has experienced overall improved property operations:

                                                                           For the year ended December 31,
                                                                           -------------------------------
                                                                        1997              1996             1995
                                                                        ----              ----             ----
Weighted average occupancy level                                         92%               94%              92%
Realized annual rent per occupied
   square foot (1)                                                     $9.28             $8.45            $7.82
Operating margin: (2)
   Before reduction for depreciation expense                             60%               62%              61%
   After reduction for depreciation expense                              46%               47%              45%

--------
(1) Realized rent per square foot represents the actual revenue earned per occupied square foot. Management believes this is a more relevant measure than the posted rental rates, since posted rates can be discounted through the use of promotions. Includes administrative and late fees.
(2) Operating margin (before reduction for depreciation expense) is computed by dividing rental income less cost of operations by rental income. Operating margin (after reduction for depreciation expense) is computed by dividing rental income less cost of operations and depreciation by rental income.

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

     The 2.31-acre property, which was completed in November 1989, has approximately 55,000 net rentable square feet divided into 573 units. No tenant occupies 10% or more of the rentable area. As of December 31, 1997, the property was 99% occupied by 567 tenants.

     Set forth below is a schedule showing the occupancy rate and the rent per square foot for the property at the dates indicated:


                                                             Annual Realized
                                                                  Rent Per
          Date                        Occupancy Rate            Square Foot
          ----                        --------------            -----------
   December 31, 1997                       99%                      $8.67
   December 31, 1996                       97                        8.01
   December 31, 1995                       96                        7.26
   December 31, 1994                       92                        7.02
   December 31, 1993                       92                        6.53

     LOS ANGELES/AIRDROME STREET. This mini-warehouse is located in Los Angeles, California, approximately seven miles west of downtown Los Angeles. The property is visible from Venice Boulevard, a major traffic thoroughfare in the area. The area surrounding the site contains residential units, commercial developments and office buildings.

         The 1.2-acre property, which was completed in September 1989, has approximately 56,000 net rentable square feet divided into 670 units. No tenant occupies 10% or more of the rentable area. As of December 31, 1997, the property was 87% occupied by 583 tenants.

     Set forth below is a schedule showing the occupancy rate and the rent per square foot for the facility at the dates indicated:


                                                             Annual Realized
                                                                  Rent Per
          Date                        Occupancy Rate            Square Foot
          ----                        --------------            -----------
  December 31, 1997                       87%                     $13.73
  December 31, 1996                       88                       13.17
  December 31, 1995                       88                       12.55
  December 31, 1994                       88                       12.19
  December 31, 1993                       79                       11.80

     AURORA/FARNSWORTH AVENUE. This mini-warehouse is located approximately 32 miles southwest of downtown Chicago, Illinois, in an area which has experienced increased development in recent years. The property is located near commercial, office and industrial developments as well as single and multi-family residential units.

     The 5.45-acre property, which was completed in July 1989, has approximately 60,000 net rentable square feet divided into 530 units. No tenant occupies 10% or more of the rentable area. As of December 31, 1997, the property was 88% occupied by 466 tenants.

     Set forth below is a schedule showing the occupancy rate and the rent per square foot for the facility at the dates indicated:


                                                             Annual Realized
                                                                  Rent Per
          Date                        Occupancy Rate            Square Foot
          ----                        --------------            -----------
 December 31, 1997                       88%                      $8.65
 December 31, 1996                       94                        7.67
 December 31, 1995                       95                        7.08
 December 31, 1994                       95                        6.29
 December 31, 1993                       93                        5.73

     ST. LOUIS/BENHAM. This mini-warehouse is located approximately 11 miles northwest of downtown St. Louis, Missouri. The surrounding area includes a combination of residential and commercial developments.

     The  3.95-acre  property,   which  was  completed  in  November  1990,  has
approximately 63,000 net rentable square feet divided into 567 units. The property commenced operations on November 21, 1990. No tenant occupies 10% or more of the rentable area. As of December 31, 1997, the property was 90% occupied by 510 tenants.

     Set forth below is a schedule showing the occupancy rate and the rent per square foot for the facility at the dates indicated:
                                                             Annual Realized
                                                                  Rent Per
          Date                        Occupancy Rate            Square Foot
          ----                        --------------            -----------
  December 31, 1997                       90%                      $7.16
  December 31, 1996                       96                        6.48
  December 31, 1995                       96                        5.96
  December 31, 1994                       86                        5.66
  December 31, 1993                       76                        5.19

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

     The 4.11-acre property, which was completed in April 1989, has approximately 70,000 net rentable square feet divided into 631 units. No tenant occupies 10% or more of the rentable area. As of December 31, 1997, the property was 94% occupied by 593 tenants.

     Set forth below is a schedule showing the occupancy rate and the rent per square foot for the facility at the dates indicated:
                                                             Annual Realized
                                                                  Rent Per
          Date                        Occupancy Rate            Square Foot
          ----                        --------------            -----------
 December 31, 1997                       94%                      $7.60
 December 31, 1996                       95                        6.71
 December 31, 1995                       95                        6.14
 December 31, 1994                       94                        5.86
 December 31, 1993                       94                        5.31

     CHICAGO/SOUTH CHICAGO AVENUE. This mini-warehouse is located approximately ten miles southeast of downtown Chicago on South Chicago Avenue. Development in the surrounding area includes a combination of residential units, commercial development and light manufacturing.

     The 1.38-acre property, which was completed in December 1991, has approximately 52,000 net rentable square feet divided into 580 units. No tenant occupies 10% or more of the rentable area. As of December 31, 1997, the property was 93% occupied by 539 tenants.

     Set forth below is a schedule showing the occupancy rate and the rent per square foot for the facility at the dates indicated:
                                                             Annual Realized
                                                                  Rent Per
          Date                        Occupancy Rate            Square Foot
          ----                        --------------            -----------
 December 31, 1997                       93%                     $11.27
 December 31, 1996                       94                        9.95
 December 31, 1995                       89                        9.30
 December 31, 1994                       88                        8.88
 December 31, 1993                       79                        8.94

ITEM 3.  LITIGATION.
         ----------

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter 1997.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ----------------------------------------------------------------------

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

Market Prices and Dividends
---------------------------

     The following table sets forth the high and low sales prices on the AMEX composite tape per Series A share and dividends per Series A share and Series B share for fiscal 1996 and 1997:

                                                                   Sales Price          Cash Dividends
     Year                      Quarter Ended                    High         Low           Declared*
     ----                      -------------                    ----         ---           ---------
1996             March 31                                       $17-3/8     $16-1/4          $0.28
                 June 30                                         17-3/8      16-3/8           0.28
                 September 30                                    19-1/2      16-3/8           0.28
                 December 31                                     22-1/4      19-1/8           0.75 (1)

1997             March 31                                       $22-7/8     $20-1/2          $0.28
                 June 30                                         22-3/4      21-7/8           0.28
                 September 30                                        22      19-3/8           0.28
                 December 31                                     21-3/4      20-3/4           0.68(2)

*  No dividends were declared on the Series C shares.
(1) Includes special dividend of $.47.
(2) Includes special dividend of $.40.

     As of December 31, 1997, there were approximately 653 holders of record of the Company's Series A shares.

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

     Under generally accepted accounting principles, the amount of distributions declared to shareholders exceeded income by $80,000 during 1996.

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

     The Board of Directors has authorized the Company to repurchase up to 300,000 Series A shares. Through 1996, the Company repurchased 184,140 Series A shares. No Series A shares were repurchased in 1997 or through February 28, 1998.

ITEM 6.  SELECTED FINANCIAL DATA.
         -----------------------

     The following selected historical financial information has been derived from the audited financial statements of the Company.

                                                                 Years Ended December 31,
                                           -----------------------------------------------------------------------
                                            1997            1996           1995            1994             1993
                                           --------   -------------   ------------   --------------    -----------
                                                           (In thousands, except per share data)
Operating data:
---------------
REVENUES:
   Rental income                            $3,420         $3,192          $2,913         $2,742          $2,426
   Interest and other income                    46             34              43             57              33
                                           --------   -------------   ------------   --------------    -----------
                                             3,466          3,226           2,956          2,799           2,459
                                           --------   -------------   ------------   --------------    -----------

EXPENSES:
   Cost of operations                        1,165          1,045             969            969             912
   Management fees paid to affiliate           205            169             175            164             146
   Depreciation                                475            469             471            483             480
   General and administrative                  112            102             100            109             115
   Environmental cost                           -              -              156             -               -
   Interest expense                             -               2              -              -               -
                                           --------   -------------   ------------   --------------    -----------
                                             1,957          1,787           1,871           1,725          1,653
                                           --------   -------------   ------------   --------------    -----------

NET INCOME                                  $1,509         $1,439          $1,085          $1,074           $806
                                           ========   =============   ============   ==============    ===========

Balance sheet data:
-------------------
Total cash and cash equivalents           $  1,252      $     881       $     538       $  1,347        $  1,968
Total assets                               $15,752        $15,726         $15,739        $16,819         $17,763
Shareholders' equity                        14,595         14,548          14,697         16,085          16,984

Net income per Series A share(2):
   Basic                                      $1.59          $1.49           $1.06          $1.00           $0.71
   Fully diluted                              $1.25          $1.18           $0.85          $0.81           $0.59

Dividends declared per share(3)(4):
   Series A                                   $1.52          $1.59           $1.40          $1.03           $0.87
   Series B                                   $1.52          $1.59           $1.40          $1.03           $0.87
Book value (at end of period)(5)             $12.07         $12.03          $12.06         $12.43          $12.51

Weighted average Common shares outstanding:
    Basic- Series A                            861            867             898            982           1,019
    Diluted- Series A                        1,209          1,216           1,246          1,330           1,368

Other data:
Net cash provided by
   operating activities                     $2,016         $1,959          $1,629         $1,557          $1,282
Net cash used in investing activities         (132)           (64)            (41)          (172)            (44)
Net cash used in financing activities       (1,513)        (1,552)         (2,397)        (2,006)         (1,025)
Funds from operations (1)                    1,984          1,908           1,712          1,557           1,286
Capital expenditures
   to maintain facilities                     (132)           (64)            (41)           (24)            (44)


                                       12

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

(2) Net income per share is presented on a basic and diluted basis. The earnings per share amount prior to 1997 have been reflected as required to comply with statement of Financial Accounting Standards No. 128, Earnings per Share. For further discussion of earnings per share and the impact of Statement No. 128, see notes to the financial statements beginning on page F-6. Basic earnings per share represents the shareholders' rights to distribution out of the respective period's net income, which is calculated by dividing net income after reduction for any distributions made to the holders of the Company Common Stock Series B (holders of the Company Common Stock Series C are not entitled to cash distributions) by the weighted average number of shares of the Company Common Stock Series A. (See note 4 below.) Diluted earnings per share assumes conversion of the Company Common Stock Series B and C into the Company Common Stock Series A.

(3) In connection with the reorganizations of the Company Partnership, the Company issued the Company Common Stock Series A, B and C. The capital structure of the Company was designed to reflect the economic rights of the limited partners and general partners in the Company Partnership and the capital shares were distributed to the limited and general partners in respect of their interest in the Company Partnership.

     The Company Common Stock Series A shares are entitled to 100% of cash distributions from operations from the Company until (a) the sum of (1) all cumulative dividends and other distributions from all sources to the holders of the Common Stock Series A shares and (2) the cumulative the Company distributions from all sources with respect to all units equal (b) the product of $20 multiplied by the number of the then-outstanding "Common Stock Series A shares," at which time the Company Common Stock Series B and Common Stock Series C shares will automatically convert to the Company Common Stock Series A shares ("Conversion").

     As of December 31, 1997, Conversion will occur when $10,046,000 in additional distributions are made to holders of the Company Common Stock Series A (assuming no further repurchases of the Company Common Stock Series A).

(4) For federal income tax purposes, distributions on the Company Common Stock for 1993, 1994, 1995, 1996, and 1997 were from ordinary income. For GAAP income purposes, distributions exceeded net income in 1993, 1994, 1995, and 1996 by $157,000, $19,000, $287,000, and $80,000 respectively.
     Distributions for each year include distributions declared during the fourth quarter and paid in January. The difference between the components of distributions for GAAP purposes and tax purposes results primarily from the methods used to compute depreciation expense.

(5) Book value per share computed based on the number of shares of the Company Common Stock Series A, B and C outstanding at the end of the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         ----------------------------------------------------------------------

RESULTS OF OPERATIONS.
----------------------

     YEAR ENDED  DECEMBER  31, 1997  COMPARED TO YEAR ENDED  DECEMBER  31, 1996.
     --------------------------------------------------------------------------
Netincome in 1997 was $1,509,000 compared to $1,439,000 in 1996, representing an increase of $70,000 or 5%. Net income per diluted Series A share was $1.25 in 1997 compared to $1.18 in 1996, representing an increase of $.07 or 6% per share. These increases are due to an increase in property net operating income.

     During 1997, property net operating income (rental income less cost of operations, management fees paid to an affiliate and depreciation expense) increased $66,000 from $1,509,000 in 1996 to $1,575,000 in 1997. This increase is attributable to an increase in rental income at the Company's mini-warehouse operations.

     Rental income for the mini-warehouse operations increased $228,000 or 7% from $3,192,000 in 1996 to $3,420,000 in 1997. Cost of operations (including management fees paid to an affiliate of the Company) increased $156,000 or 13% from $1,214,000 in 1996 to $1,370,000 in 1997. The results of these changes was a net increase in property net operating income before depreciation expense of $72,000 or 4% from $1,978,000 in 1996 to $2,050,000 in 1997. Rental income increased primarily due to an increase in rental rates at all seven of the Company's properties. The increase in cost of operations is mainly due to increases in management fees, payroll, advertising and property tax expense.

     Weighted  average   occupancy  levels  for  the  Company's   mini-warehouse
facilities were 92% and 94% in 1997 and 1996, respectively.

     In 1995, the Company prepaid eight months of 1996 management fees on its mini-warehouse discounted at the rate of 14% per year to compensate for early payment. As a result, management fee expense for the twelve month ended December 31, 1996 was $22,000 lower than it would have without the discounted fee structure.


     YEAR ENDED  DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995.
     -----------------------------------------------------------------------
Net  income   in   1996   was  $1,439,000  compared  to  $1,085,000  in  1995,
representing an increase of $354,000 or 33%. Net income per diluted Series A share was $1.18 in 1996 compared to $.85 in 1995, representing an increase of $.33 or 39% per share. These increases are primarily due to an increase in property net operating income combined with the favorable impact of comparing to expenses for 1995 which included a non-recurring charge for environmental assessments and provision for future remediation costs.

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

MINI-WAREHOUSE OPERATING TRENDS.
--------------------------------

     The following table illustrates the operating trends for the Company's 7 mini-warehouses:

                                                                       For the year ended December 31,
                                                                  ----------------------------------------
                                                                   1997             1996             1995
                                                                  ---------      ------------    ---------

Weighted average occupancy level                                    92%              94%              92%
Realized annual rent per occupied
  square foot (1)                                                  $9.28            $8.45            $7.82
Operating margin: (2)
     Before reduction for depreciation expense                      60%              62%              61%
     After reduction for depreciation expense                       46%              47%              45%

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

     Net cash provided by operating activities (net income plus depreciation) reflects the cash generated from the Company's business before distributions to shareholders, capital expenditures and principal payments on debt. Net cash provided by operating activities has increased over the past years from $1,629,000 in 1995 to $2,016,000 in 1997.

     The Company has an unsecured revolving credit facility with a bank for borrowings up to $750,000 for working capital purposes and to repurchase the Company's stock. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's prime rate plus .25% or the LIBOR rate plus 2.25%. Interest is payable monthly until maturity. On December 31, 1999, all unpaid principal and accrued interest is due and payable. During the first quarter of 1996, the Company borrowed and repaid $150,000 on its line of credit facility. At December 31, 1997, there was no outstanding balance on the credit facility.

     The following table summarizes the Company's ability to make capital improvements to maintain its facilities through the use of cash provided by operating activities. The remaining cash flow is available to the Company to pay distributions to shareholders and repurchase its stock.

                                                                             Years ended December 31,
                                                                        ------------------------------------------
                                                                         1997             1996             1995
                                                                       ---------   --------------    -------------

                Net income                                           $1,509,000        $1,439,000       $1,085,000
                Environmental cost                                        -                 -              156,000
                Depreciation                                            475,000           469,000          471,000
                Changes in working capital                               32,000            51,000          (83,000)
                                                                       ---------   --------------    -------------

                Net cash provided by operating activities             2,016,000         1,959,000        1,629,000
                Capital improvements to maintain facilities            (132,000)          (64,000)         (41,000)
                                                                       ---------   --------------    -------------
                Funds available for distributions to
                     shareholders and repurchase of stock             1,884,000         1,895,000        1,588,000
                Cash distributions to shareholders                   (1,513,000)       (1,363,000)      (1,250,000)
                                                                       ---------   --------------    -------------
                Excess funds available for principal
                     payments, cash distributions to
                     shareholders and repurchase of stock              $371,000          $532,000         $338,000
                                                                       =========   ==============    =============

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

     FFO is defined by the Company, consistent with the definition of FFO by the National Association of Real Estate Investment Trusts (NAREIT), as net income
(loss) (computed in accordance with generally accepted accounting principles) before depreciation and extraordinary or non-recurring items. FFO for the years ended December 31, 1997 and 1996 was $1,984,000 and $1,908,000, respectively. FFO is presented because the Company, as well as many industry analysts, consider FFO to be one measure of the performance of the Company, i.e., one that generally reflects changes in the Company's net operating income. FFO does not take into consideration scheduled principal payments on debt and capital improvements. Accordingly, FFO is not necessarily a substitute for the Company's cash flow or net income, as a measure of the Company's liquidity or operating performance or ability to pay distributions. Furthermore, the NAREIT definition of FFO does not address the treatment of certain items and all REITs do not treat items the same way in computing FFO. Accordingly, comparisons of levels of FFO among REITs may not necessarily be meaningful.

     Funds from operations is computed as follows:

                                                           Year ended December 31,
                                           --------------------------------------------------------
                                                    1997                 1996                 1995
                                           ---------------   ------------------    ----------------
          Net income                       $   1,509,000        $   1,439,000        $   1,085,000
          Environmental cost                           -                    -              156,000
          Depreciation                           475,000              469,000              471,000
                                           ---------------   ------------------    ----------------
          Funds from operation             $   1,984,000        $   1,908,000        $   1,712,000
                                           ===============   ==================    ================

     In February 1994, the Company purchased 10,000 common shares of Public Storage, Inc. ("PSI"), a publicly traded real estate investment trust and an affiliate of the Company, for $148,000. The market value of these securities at December 31, 1997 was $294,000. The Company recognized $9,000 in dividends during 1997 and 1996.

     The Company believes its geographically diverse portfolio has resulted in a relatively stable and predictable investment portfolio.

     On November 12, 1997, the Company's Board of Directors declared a regular quarterly distribution per share of $0.28. In addition, consistent with the Company's REIT distribution requirements, the Company's Board of Directors declared a special distribution of $0.40 per share. The distributions are payable on January 15, 1998 to shareholders of record on December 31, 1997.

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

DISTRIBUTIONS
-------------

     The Company has established a conservative distribution policy. The aggregate amount of dividends paid or accrued to the shareholders in each year since inception of the Company were as follows:

                                                               Series A                   Series B                  Total
                                                          -----------------          -----------------       -----------------
                    1988                                        $52,000                   $4,000                    $56,000
                    1989                                        196,000                   17,000                    213,000
                    1990                                        209,000                   18,000                    227,000
                    1991                                        339,000                   30,000                    369,000
                    1992                                        568,000                   50,000                    618,000
                    1993                                        884,000                   79,000                    963,000
                    1994                                        999,000                   94,000                  1,093,000
                    1995                                      1,243,000                  129,000                  1,372,000
                    1996                                      1,373,000                  146,000                  1,519,000
                    1997                                      1,306,000                  140,000                  1,446,000
                                                          -----------------          -----------------       -----------------
                    Total                                    $7,169,000                 $707,000                 $7,876,000
                                                          =================          =================       =================

     The Convertible Series B shares and Convertible Series C shares will convert automatically into Series A shares on a share-for-share basis (the "Conversion") when (A) the sum of (1) all cumulative dividends and other distributions from all sources paid with respect to the Series A shares (including liquidating distributions, but not including payments made to redeem such stock other than in liquidation) and (2) the cumulative Partnership distributions from all sources with respect to all units equals (B) the product of $20 multiplied by the number of the then outstanding "Original Series A shares". The term "Original Series A shares" means the Series A shares issued in the Reorganization. Through December 31, 1997, the Company has made and declared cumulative cash distributions of approximately $7,169,000 with respect to the Series A shares. Accordingly, assuming no repurchases or redemptions of Series A shares after December 31, 1997, Conversion will occur when $10,046,000 in additional distributions with respect to the Series A shares have been made.

REIT DISTRIBUTION REQUIREMENT
-----------------------------

     The Company has elected and intends to continue to qualify as REIT for Federal income tax purposes. As a REIT, the Company must meet, among other tests, sources of income, share ownership, and certain asset tests. As a REIT, the Company is not taxed on that portion of its taxable income which is distributed to its shareholders provided that at least 95% of its taxable income is so distributed to its shareholders prior to filing the Company's tax return. Under certain circumstances, the Company can rectify a failure to meet the 95% distribution test by making distributions after the close of a particular taxable year and attributing those distributions to the prior year's taxable income. The Company has satisfied the REIT distribution requirement for 1995, 1996 and 1997 by attributing distributions in 1995, 1996 and 1997 to the prior year's taxable income. The extent to which the Company will be required to attribute distributions to the prior year will depend on the Company's operating results (taxable income) and the level of distributions as determined by the Board of Directors. The basic difference between book income and taxable income is depreciation expense. In 1997, the Company's Federal tax depreciation was $352,000.

     The Company's Board of Directors has authorized the Company to purchase up to 300,000 shares of Series A common stock. As of December 31, 1997, the Company had purchased and retired 184,140 shares of Series A common stock.

YEAR 2000 SYSTEM ISSUES
-----------------------

     PSI has completed an initial assessment of its computer systems. The majority of the computer programs were installed or upgraded over the past few years and are Year 2000 compliant. Some of the older computer programs utilized by PSI were written without regard for Year 2000 issues and could cause a system failure or miscalculations with possible disruption of operations. Each of these computer programs and systems has been evaluated to be upgraded or replaced as part of PSI's Year 2000 project.

     The cost of the Year 2000 project will be allocated to all companies that use the PSI computer systems. The cost of the Year 2000 project which is expected to be allocated to the Company is less than $30,000. This cost will be expensed as incurred.

     The project is expected to be completed by March 31, 1999 which is prior to any anticipated impact on operating systems. PSI believes that with modifications to existing software and, in some instances, the conversion to new software, the Year 2000 issue will not pose significant operational problems. However, if such modifications are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

     The costs of the project and the date on which PSI believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

PROPOSED MERGER
---------------

     In February 1998, the Company and PSI agreed, subject to certain conditions, to merge. Upon the merger, each outstanding share of the Company's common stock series A (other than shares held by PSI or by holders of the Company's common stock series A ("Series A Shareholders") who have properly exercised dissenters' rights under California law ("Dissenting Shares")) will be converted into the right to receive cash, PSI common stock or a combination of the two, as follows: (i) with respect to a certain number of shares of the Company's common stock series A (not to exceed 20% of the outstanding common stock series A of the Company, less any Dissenting Shares), upon a Series A Shareholder's election, $22.57 in cash, subject to reduction as described below or (ii) that number (subject to rounding) of shares of PSI common stock determined by dividing $22.57, subject to reduction as described below, by the average of the per share closing prices on the New York Stock Exchange of PSI common stock during the 20 consecutive trading days ending on the fifth trading day prior to the special meeting of the Company's shareholders. The consideration paid by PSI to the Series A Shareholders in the merger will be reduced by the amount of cash distributions required to be paid to the Series A Shareholders by the Company prior to completion of the merger (estimated at $0.93 per share) in order to satisfy the Company's REIT distribution requirements ("Required REIT Distributions"). The consideration received by the Series A Shareholders in the merger, however, along with any Required REIT Distributions, will not be less than $22.57 per share of the Company's common stock series A, which amount represents the market value of the Company's real estate assets at October 1, 1997 (based on an independent appraisal) and interest of the Series A Shareholders in the estimated net asset value of its other assets at April 30, 1998. Additional distributions will be made to the Series A Shareholders to cause the Company's estimated net asset value allocable to the Series A Shareholders as of the date of the merger to be substantially equivalent to $22.57 per share. Upon the merger, each share of the Company's common stock series B and common stock series C (other than shares held by PSI) would be converted into the right to receive $10.90 in PSI common stock (valued as in the case of the Company's common stock series A) plus (i) any additional distributions equal to the amount by which the Company's estimated net asset value allocable to the holders of the Company's common stock series B and C as of the date of the merger exceeds $10.90 per share and (ii) the estimated Required REIT Distributions payable to the holders of the Company's common stock series B of $0.93 per share. The common stock of the Company held by PSI will be canceled in the merger. The merger is conditioned on, among other requirements, approval by the Company's shareholders. It is expected that the merger will close in the first half of 1998. PSI is the Company's mini-warehouse operator and owns 24.18% of the total combined shares of the Company's common stock series A, B and C.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         --------------------------------------------

     Company's financial statements are included elsewhere herein. Reference is made to the Index to Financial Statements and Financial Statement Schedule in
Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         ---------------------------------------------------------------

         None.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.
         -------------------------------------------------

     Incorporated by reference herein is information required by this item, which is to be included in an amendment on Form 10-K/A to this Form 10-K filed within 120 days of the end of the Registrant's 1997 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.
         -----------------------

     Incorporated by reference herein is information required by this item, which is to be included in an amendment on Form 10-K/A to this Form 10-K filed within 120 days of the end of the Registrant's 1997 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          -------------------------------------------------------------
     Incorporated by reference herein is information required by this item, which is to be included in an amendment on Form 10-K/A to this Form 10-K filed within 120 days of the end of the Registrant's 1997 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         -------------------------------------------------

     Incorporated by reference herein is information required by this item, which is to be included in an amendment on Form 10-K/A to this Form 10-K filed within 120 days of the end of the Registrant's 1997 fiscal year.

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

      (b) Reports on Form 8-K filed during the last quarter of the period ended December 31, 1997:
                  None.

      (c)   Exhibits:
                  See Exhibit Index contained herein.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                              PUBLIC STORAGE PROPERTIES XX, INC.

Dated:          March 9, 1998                 By:/s/ Harvey Lenkin
                                                   ------------------
                                                      Harvey Lenkin, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                Signature                                   Capacity                            Date
--------------------------------           --------------------------------           --------------------------------
/s/ B. Wayne Hughes                         Chairman of the Board, Chief Executive    March  9, 1998
-------------------------                     Officer and Director
B. Wayne Hughes                               (Principal Executive Officer)



/s/ Vern O. Curtis                          Director                                  March  9, 1998
-------------------------
Vern O. Curtis


/s/ Jack D. Steele                          Director                                  March  9, 1998
-------------------------
Jack D. Steele


/s/ David P. Singelyn                       Vice President and Chief Financial        March  9, 1998
-------------------------                    Officer (Principal Financial Officer
David P. Singelyn                            and Principal Accounting Officer)


                                      20

                       PUBLIC STORAGE PROPERTIES XX, INC.
                                    INDEX TO
                              FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULE
                                  (Item 14 (a))


                                                                                                      Page
                                                                                                   References
Report of Independent Auditors                                                                         F-1

Financial Statements and Schedule:

     Balance Sheets as of December 31, 1997 and 1996                                                   F-2

     For each of the three years in the period ended December 31, 1997:

         Statements of Income                                                                          F-3

         Statements of Shareholders' Equity                                                            F-4

         Statements of Cash Flows                                                                      F-5

     Notes to Financial Statements                                                                 F-6 - F-10

Schedule for the years ended December 31, 1997, 1996 and 1995:

     III  Real Estate and Accumulated Depreciation                                                F-11 - F-12

     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

                         Report of Independent Auditors


The Board of Directors and Shareholders
Public Storage Properties XX, Inc.


We have audited the accompanying balance sheets of Public Storage Properties XX, Inc. as of December 31, 1997 and 1996, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Storage Properties XX, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                                        /s/ ERNST & YOUNG LLP


February 18, 1998
Los Angeles, California

                       PUBLIC STORAGE PROPERTIES XX, INC.
                                 BALANCE SHEETS
                           December 31, 1997 and 1996


                                                                              1997                  1996
                                                                          -------------        -------------
                                                     ASSETS
Cash and cash equivalents                                                 $   1,252,000        $     881,000
Marketable securities of affiliate,
     at market value (cost of $148,000)                                         294,000              310,000
Rent and other receivables                                                       43,000               40,000
Prepaid expenses                                                                 57,000               46,000

Real estate facilities at cost:
     Building, land improvements and equipment                               11,927,000           11,795,000
     Land                                                                     5,824,000            5,824,000
                                                                          -------------        -------------
                                                                             17,751,000           17,619,000

     Less accumulated depreciation                                           (3,645,000)          (3,170,000)
                                                                          -------------        -------------
                                                                             14,106,000           14,449,000
                                                                          -------------        -------------

Total assets                                                              $  15,752,000        $  15,726,000
                                                                          =============        =============

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                          $     419,000        $     383,000
Dividends payable                                                               647,000              714,000
Note payable to bank                                                             -                    -
Advance payments from renters                                                    91,000               81,000

Shareholders' equity:
     Series A common, $.01 par value,
         1,393,165 shares authorized,
         860,734 shares issued and outstanding                                    8,000                8,000

     Convertible Series B common, $.01 par
         value, 90,859 shares authorized,
         issued and outstanding                                                   1,000                1,000
     Convertible Series C common, $.01 par
         value, 257,432 shares authorized,
         issued and outstanding                                                   3,000                3,000

     Paid-in-capital                                                         15,634,000           15,634,000
     Cumulative net income                                                    6,679,000            5,170,000
     Cumulative distributions                                                (7,876,000)          (6,430,000)
     Unrealized gain in marketable securities                                   146,000              162,000
                                                                          -------------        -------------

     Total shareholders' equity                                              14,595,000           14,548,000
                                                                          -------------        -------------

Total liabilities and shareholders' equity                                $  15,752,000        $  15,726,000
                                                                          =============        =============

                              See accompanying notes.


                       PUBLIC STORAGE PROPERTIES XX, INC.
                              STATEMENTS OF INCOME
                       For each of the three years in the
                         period ended December 31, 1997


                                                                   1997              1996             1995
                                                               ------------     ------------      ------------

REVENUES:

Rental income                                                  $  3,420,000     $  3,192,000      $  2,913,000
Dividends from marketable securities of affiliate                     9,000            9,000             9,000
Interest income                                                      37,000           25,000            34,000
                                                               ------------     ------------      ------------
                                                                  3,466,000        3,226,000         2,956,000
                                                               ------------     ------------      ------------


COSTS AND EXPENSES:

Cost of operations                                                1,165,000        1,045,000           969,000
Management fees paid to affiliate                                   205,000          169,000           175,000
Depreciation                                                        475,000          469,000           471,000
Administrative                                                      112,000          102,000           100,000
Interest expense                                                       -               2,000             -
Environmental cost                                                     -                -              156,000
                                                               ------------     ------------      ------------

                                                                  1,957,000        1,787,000         1,871,000
                                                               ------------     ------------      ------------

NET INCOME                                                     $  1,509,000     $  1,439,000      $  1,085,000
                                                               ============     ============      ============


Basic earnings per share-Series A                              $       1.59     $       1.49      $       1.06
                                                               ============     ============      ============

Diluted earnings per share-Series A                            $       1.25     $       1.18      $       0.85
                                                               ============     ============      ============

Dividends declared per share:
     Series A                                                  $       1.52     $       1.59      $       1.40
                                                               ============     ============      ============
     Series B                                                  $       1.52     $       1.59      $       1.40
                                                               ============     ============      ============

Weighted average Common shares outstanding:
     Basic- Series A                                                860,734          867,309           898,001
                                                               ============     ============      ============
     Diluted- Series A                                            1,209,025        1,215,600         1,246,292
                                                               ============     ============      ============

                              See accompanying notes.

                       PUBLIC STORAGE PROPERTIES XX, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                 For each of the three years in the period ended
                                December 31, 1997


                                                                  Convertible
                                        Series A                   Series B
                                  Shares        Amount       Shares        Amount
                                  -------       -------      --------      --------
Balances at December 31, 1994     945,534        $9,000        90,859        $1,000

Net income
Repurchase of shares              (74,800)       (1,000)
Unrealized gain
   in marketable securities

Cash distributions declared:
$1.40 per share-Series A
$1.40 per share-Series B
                                  -------       -------      --------      --------

Balances at December 31, 1995     870,734         8,000        90,859         1,000

Net income
Repurchase of shares              (10,000)            -
Unrealized gain
   in marketable securities

Cash distributions declared:
$1.59 per share-Series A
$1.59 per share-Series B
                                  -------       -------      --------      --------

Balances at December 31, 1996     860,734         8,000        90,859         1,000

Net income
Repurchase of shares
Unrealized loss
   in marketable securities

Cash distributions declared:
$1.52 per share-Series A
$1.52 per share-Series B
                                  -------       -------      --------      --------
Balances at December 31, 1997     860,734        $8,000        90,859        $1,000
                                  =======       =======      ========      ========


                       PUBLIC STORAGE PROPERTIES XX, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                 For each of the three years in the period ended
                                December 31, 1997

                                                                                                         Unrealized
                                         Convertible                        Cumulative                  gain (loss)      Total
                                          Series C              Paid-in         net       Cumulative   in marketable shareholders'
                                    Shares        Amount        Capital       income     distributions  securities      equity
                                     -------       ------    -----------     ----------   -----------   -----------  -----------
Balances at December 31, 1994        257,432       $3,000    $16,969,000     $2,646,000   $(3,539,000)    $(4,000)   $16,085,000

Net income                                                                    1,085,000                                1,085,000
Repurchase of shares                                          (1,146,000)                                             (1,147,000)
Unrealized gain
   in marketable securities                                                                                46,000         46,000

Cash distributions declared:
$1.40 per share-Series A                                                                   (1,243,000)                (1,243,000)
$1.40 per share-Series B                                                                     (129,000)                  (129,000)
                                     -------       ------    -----------     ----------   -----------   -----------  -----------

Balances at December 31, 1995        257,432        3,000     15,823,000      3,731,000    (4,911,000)     42,000     14,697,000

Net income                                                                    1,439,000                                1,439,000
Repurchase of shares                                            (189,000)                                               (189,000)
Unrealized gain
   in marketable securities                                                                               120,000        120,000

Cash distributions declared:
$1.59 per share-Series A                                                                   (1,373,000)                (1,373,000)
$1.59 per share-Series B                                                                     (146,000)                  (146,000)
                                     -------       ------    -----------     ----------   -----------   -----------  -----------

Balances at December 31, 1996        257,432        3,000     15,634,000      5,170,000    (6,430,000)    162,000     14,548,000

Net income                                                                    1,509,000                                1,509,000
Repurchase of shares
Unrealized loss
   in marketable securities                                                                               (16,000)       (16,000)

Cash distributions declared:
$1.52 per share-Series A                                                                   (1,306,000)                (1,306,000)
$1.52 per share-Series B                                                                     (140,000)                  (140,000)
                                     -------       ------    -----------     ----------   -----------   -----------  -----------
Balances at December 31, 1997        257,432       $3,000    $15,634,000     $6,679,000   $(7,876,000)   $146,000    $14,595,000
                                     =======       ======    ===========     ==========   ===========   ===========  ===========



                              See accompany notes.
                                      F4

                       PUBLIC STORAGE PROPERTIES XX, INC.
                            STATEMENTS OF CASH FLOWS
                       For each of the three years in the
                         period ended December 31, 1997


                                                                   1997              1996             1995
                                                               -------------    -------------    -------------
Cash flows from operating activities:
     Net income                                                $  1,509,000     $  1,439,000      $  1,085,000

     Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation                                                   475,000          469,000           471,000
     Increase in rent and other receivables                          (3,000)         (12,000)           (9,000)
     Increase in prepaid expenses                                   (11,000)         (19,000)           (2,000)
     Amortization (payment) of prepaid management fees                 -             102,000          (102,000)
     Increase (decrease) in accounts payable                         36,000          (13,000)          182,000
     Increase (decrease) in advance payments from renters            10,000           (7,000)            4,000
                                                               -------------    -------------    -------------

         Total adjustments                                          507,000          520,000           544,000
                                                               -------------    -------------    -------------

         Net cash provided by operating activities                2,016,000        1,959,000         1,629,000
                                                               -------------    -------------    -------------

Cash flows from investing activities:

     Additions to real estate facilities                           (132,000)         (64,000)          (41,000)
                                                               -------------    -------------    -------------

         Net cash used in investing activities                     (132,000)         (64,000)          (41,000)
                                                               -------------    -------------    -------------

Cash flows from financing activities:

     Distributions paid to shareholders                          (1,513,000)      (1,363,000)       (1,250,000)
     Borrowing on credit facility                                      -             150,000             -
     Repayment of borrowing on credit facility                         -            (150,000)            -
     Purchase of Company Series A common stock                         -            (189,000)       (1,147,000)
                                                               -------------    -------------    -------------

         Net cash used in financing activities                   (1,513,000)      (1,552,000)       (2,397,000)
                                                               -------------    -------------    -------------

Net increase (decrease) in cash and cash equivalents                371,000          343,000          (809,000)

Cash and cash equivalents at the beginning of the year              881,000          538,000         1,347,000
                                                               -------------    -------------    -------------

Cash and cash equivalents at the end of the year               $  1,252,000     $    881,000      $    538,000
                                                               =============    =============    =============

Supplemental schedule of non-cash
     investing and financing activities:

     Decrease (increase) in fair value of
         marketable securities of affiliate                    $     16,000     $   (120,000)     $    (46,000)
                                                               =============    =============    =============
     Unrealized (loss) gain  on
         marketable securities of affiliate                    $    (16,000)    $    120,000      $     46,000
                                                               =============    =============    =============

                              See accompanying notes.

                       PUBLIC STORAGE PROPERTIES XX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

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

     The Company owns and operates seven self-storage facilities located in five states.

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

     Real Estate Facilities:

     Cost of land includes appraisal and legal fees related to acquisition and closing costs. Buildings, land improvements and equipment reflect costs incurred through December 31, 1997 and 1996 to develop mini-warehouse facilities. The mini-warehouse facilities provide self-service storage spaces for lease, usually on a month-to-month basis, to the general public. The buildings and equipment are depreciated on the straight-line basis over estimated useful lives of 25 and 5 years, respectively.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     At December 31, 1997, the basis of real estate facilities (excluding land) for Federal income tax purposes (after adjustment for accumulated depreciation of $2,562,000) is $9,344,000.

     Revenue Recognition:

     Property rents are recognized as earned.

     Investment in Affiliate:

     In February 1994, the Company purchased 10,000 common shares of Public Storage, Inc. (PSI), a publicly traded REIT and an affiliate of the Company, for $148,000. The Company has designated its portfolio of marketable securities as being available for sale. Accordingly, at December 31, 1997 and 1996, the Company has recorded the marketable securities at fair value, based upon the closing quoted price of the securities at December 31, 1997 and 1996, and has recorded a corresponding unrealized loss, gain totaling $16,000 and $120,000, respectively, in shareholders' equity. The Company recognized $9,000 in dividends in 1997, 1996 and 1995.

     Net Income Per Share:

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to the Statement 128 requirements.

     Net income per share is presented on a basic and diluted basis. Basic earnings per share represents the Series A shareholders' rights to distributions out of the respective period's net income, which is calculated by dividing net income after reduction for distributions to the Convertible Series B shareholders (Series C shareholders are not entitled to cash distributions) by the weighted average number of outstanding Series A shares (Note 4). Diluted earnings per share assumes conversion of the Convertible Series B and Series C shares into Series A shares.

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

     In August 1995, the Management Agreement for the mini-warehouse facilities was amended to provide that upon demand from PSI made prior to December 15, 1995, the Company agreed to prepay (within 15 days after such demand) up to 12 months of management fees (based on the management fees for the comparable period during the calendar year immediately preceding such prepayment) discounted at the rate of 14% per year to compensate for early payment. In November 1995, the Company prepaid, to PSI, 8 months of 1996 management fees at a cost of $102,000. The amount was expensed as management fees paid to affiliate during 1996.

4.       SHAREHOLDERS' EQUITY

     Series A shares are entitled to all distributions of cash from sale or refinancing and participate ratably with the Convertible Series B shares in distributions of cash flow from operations. The Convertible Series C shares (prior to conversion into Series A shares) will not participate in any distributions.

     The Convertible Series B shares and Convertible Series C shares will convert automatically into Series A shares on a share-for-share basis (the "Conversion") when (A) the sum of (1) all cumulative dividends and other distributions from all sources paid with respect to the Series A shares (including liquidating distributions, but not including payments made to redeem such stock other than in liquidation) and (2) the cumulative Partnership distributions from all sources with respect to all units equals (B) the product of $20 multiplied by the number of the then outstanding "Original Series A shares". The term "Original Series A shares" means the Series A shares issued in the Reorganization. Through December 31, 1997, the Company has made and declared cumulative cash distributions of approximately $7,169,000 with respect to the Series A shares. Accordingly, assuming no repurchases or redemptions of Series A shares after December 31, 1997, Conversion will occur when $10,046,000 in additional distributions with respect to the Series A shares have been made.

     Assuming liquidation of the Company at its net book value at December 31, 1997 and 1996, each Series of common shares would receive the following as a liquidating distribution:

                                                    1997              1996
                                                 ------------    ------------
     Series A                                    $13,283,000      $13,626,000
     Convertible Series B                            342,000          241,000
     Convertible Series C                            970,000          681,000
                                                 ------------    ------------
     Total                                       $14,595,000      $14,548,000
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

     The Company's Board of Directors has authorized the Company to purchase up to 300,000 shares of the Company's Series A common stock. As of December 31, 1997, the Company had purchased and retired 184,140 shares of Series A common stock, of which 10,000 were purchased and retired in 1996.

     For Federal income tax purposes, all distributions declared by the Board of Directors in 1997, 1996 and 1995 were ordinary income.

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

6.       PROPOSED MERGER

     In February 1998, the Company and Public Storage, Inc. ("PSI") agreed, subject to certain conditions, to merge. Upon the merger, each outstanding share of the Company's common stock series A (other than shares held by PSI or by holders of the Company's common stock series A ("Series A Shareholders") who have properly exercised dissenters' rights under California law ("Dissenting Shares")) will be converted into the right to receive cash, PSI common stock or a combination of the two, as follows: (i) with respect to a certain number of shares of the Company's common stock series A (not to exceed 20% of the outstanding common stock series A of the Company, less any Dissenting Shares), upon a Series A Shareholder's election, $22.57 in cash, subject to reduction as described below or (ii) that number (subject to rounding) of shares of PSI common stock determined by dividing $22.57, subject to reduction as described below, by the average of the per share closing prices on the New York Stock Exchange of PSI common stock during the 20 consecutive trading days ending on the fifth trading day prior to the special meeting of the Company's shareholders. The consideration paid by PSI to the Series A Shareholders in the merger will be reduced by the amount of cash distributions required to be paid to the Series A Shareholders by the Company prior to completion of the merger (estimated at $0.93 per share) in order to satisfy the Company's REIT distribution requirements ("Required REIT Distributions"). The consideration received by the Series A Shareholders in the merger, however, along with any Required REIT Distributions, will not be less than $22.57 per share of the Company's common stock series A, which amount represents the market value of the Company's real estate assets at October 1, 1997 (based on an independent appraisal) and interest of the Series A Shareholders in the estimated net asset value of its other assets at April 30, 1998. Additional distributions will be made to the Series A Shareholders to cause the Company's estimated net asset value allocable to the Series A Shareholders as of the date of the merger to be substantially equivalent to $22.57 per share. Upon the merger, each share of the Company's common stock series B and common stock series C (other than shares held by PSI) would be converted into the right to receive $10.90 in PSI common stock (valued as in the case of the Company's common stock series A) plus (i) any additional distributions equal to the amount by which the Company's estimated net asset value allocable to the holders of the Company's common stock series B and C as of the date of the merger exceeds $10.90 per share and (ii) the estimated Required REIT Distributions payable to the holders of the Company's common stock series B of $0.93 per share. The common stock of the Company held by PSI will be canceled in the merger.

     The merger is conditioned on, among other requirements, approval by the Company's shareholders. It is expected that the merger will close in the first half of 1998. PSI is the Company's mini-warehouse operator and owns 24.18% of the total combined shares of the Company's common stock series A, B and C.

7.       QUARTERLY RESULTS (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations:

                                                                            Three months ended
                                                         --------------------------------------------------------
                                                         March 1997      June 1997      Sept. 1997      Dec. 1997
                                                         ----------      ---------      ----------      ---------
           Revenues                                       $ 807,000       $ 845,000      $ 912,000       $ 902,000
                                                         ----------      ---------      ----------      ----------
           Expenses                                         513,000         469,000        456,000         519,000
                                                         ----------      ---------      ----------      ----------
           Net income                                     $ 294,000       $ 376,000      $ 456,000       $ 383,000
                                                         ==========      ==========     ==========      ==========

           Basic earnings per share- Series A                 $0.31           $0.41          $0.50           $0.37
                                                         ==========      ==========     ==========      ==========
           Diluted earnings per share- Series A               $0.24           $0.31          $0.38           $0.32
                                                         ==========      ==========     ==========      ==========

                                                                            Three months ended
                                                         --------------------------------------------------------
                                                         March 1996      June 1996      Sept. 1996      Dec. 1996
                                                         ----------      ---------      ----------      ----------
           Revenues                                        $755,000        $793,000       $836,000        $842,000
                                                         ----------      ---------      ----------      ----------
           Expenses                                         464,000         423,000        423,000         477,000
                                                         ----------      ---------      ----------      ----------
           Net income                                      $291,000        $370,000       $413,000        $365,000
                                                         ==========      ==========     ==========      ==========
           Basic earnings per share- Series A                 $0.31           $0.39          $0.45           $0.34
                                                         ==========      ==========     ==========      ==========
           Diluted earnings per share- Series A               $0.24           $0.30          $0.34           $0.30
                                                         ==========      ==========     ==========      ==========

     The 1996 and first three quarters of 1997 earnings per share amounts have been reflected to comply with Statement of Financial Accounting Standards No. 128, Earnings per Share.

                       PUBLIC STORAGE PROPERTIES XX, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                        Initial Cost         Costs
                                                                         Bldg., Land   subsequent to
    Date                                                                    Imp &       construction
  Completed           Description           Encumbrances       Land       Equipment    (Improvements)
-------------  -------------------------   -------------    -----------  ------------- -------------
Mini-warehouses:
    4/89      Cleveland / W 117th                -           $1,010,000    $1,467,000         $116,000
    9/89      Los Angeles / Airdrome St          -              361,000     1,506,000           24,000
    7/89      Aurora / Farnsworth                -            2,811,000     2,013,000          121,000
    11/89     Santa Rosa / Hopper                -              714,000     1,614,000           58,000
    12/89     Golden Valley / Winnetka           -              165,000     1,247,000           24,000
    11/90     St Louis / Benham                  -              534,000     1,672,000          280,000
    7/91      Chicago/S Chicago Ave.             -              222,000     1,563,000          229,000
                                          ---------------------------------------------------------------
                                                 -           $5,817,000   $11,082,000         $852,000
                                          ===============================================================

                       PUBLIC STORAGE PROPERTIES XX, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                             Life on Which
                                                  Gross Carrying Amount At December 31, 1997                 Depreciation in
                                                            Bldg., Land                                      Latest Income
    Date                                                  Imp & Equipment                   Accumulated      Statements is
  Completed           Description               Land                          Total         Depreciation        Computed
-------------  -------------------------      ----------  --------------    -------------  -------------     -------------
Mini-warehouses:
    4/89      Cleveland / W 117th              $1,010,000      $1,583,000     $2,593,000         ($541,000)    5-25 Years
    9/89      Los Angeles / Airdrome St           361,000       1,530,000      1,891,000          (507,000)    5-25 Years
    7/89      Aurora / Farnsworth               2,811,000       2,134,000      4,945,000          (693,000)    5-25 Years
    11/89     Santa Rosa / Hopper                 714,000       1,672,000      2,386,000          (552,000)    5-25 Years
    12/89     Golden Valley / Winnetka            165,000       1,271,000      1,436,000          (411,000)    5-25 Years
    11/90     St Louis / Benham                   534,000       1,952,000      2,486,000          (472,000)    5-25 Years
    7/91      Chicago/S Chicago Ave.              229,000       1,785,000      2,014,000          (469,000)    5-25 Years
                                          ------------------------------------------------------------------
                                               $5,824,000     $11,927,000    $17,751,000       ($3,645,000)
                                          ==================================================================

                                      F-11

                       PUBLIC STORAGE PROPERTIES XX, INC.
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)

(a) The following is a reconciliation of costs and related accumulated depreciation.

                              COSTS RECONCILIATION


                                                                           Years Ended December 31,
                                                                ----------------------------------------------------
                                                                   1997                 1996                  1995
                                                                ----------           ----------           ----------
Balance at the beginning of the period                    $     17,619,000     $     17,555,000     $     17,514,000

Additions during the period:

  Improvements                                                     132,000               64,000               41,000

Deductions during the period                                        -                     -                    -
                                                                ----------           ----------           ----------

Balance at the close of the period                        $     17,751,000     $     17,619,000     $     17,555,000
                                                                ==========           ==========           ==========



                     ACCUMULATED DEPRECIATION RECONCILIATION


                                                                            Years Ended December 31,
                                                                ----------------------------------------------------
                                                                  1997                  1996                 1995
                                                                ----------           ----------           ----------

Balance at the beginning of the period                    $      3,170,000     $      2,701,000     $      2,230,000

Additions during the period:

  Depreciation                                                     475,000              469,000              471,000

Deductions during the period                                        -                     -                    -
                                                                ----------           ----------           ----------

Balance at the close of the period                        $      3,645,000     $      3,170,000     $      2,701,000
                                                                ==========           ==========           ==========


(b) The aggregate depreciable cost of real estate (excluding land) for Federal income tax purposes is 11,906,000.

                       PUBLIC STORAGE PROPERTIES XX, INC.

                                  EXHIBIT INDEX
                                  (Item 14(c))

2 Agreement and Plan of Reorganization between Public Storage, Inc. and Registrant dated as of February 13, 1998. Filed herewith.

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