Form 10-K405/A
period 1997-12-31
PUBLIC STORAGE PROPERTIES XX INC
filed 1998-04-01
CIK 870541

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-K/A

                             AMENDMENT NO. 1


   [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

        For the fiscal year ended       December 31, 1997
                                        -----------------

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

          Set forth below is information regarding the directors and executive officers of the Company:

          Name                                 Positions
          ----                                 ---------
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

     David P. Singelyn               Vice President and Chief Financial Officer

     David Goldberg                  Vice President and General Counsel

     A. Timothy Scott                Vice President and Tax Counsel

     Obren B. Gerich                 Vice President and Secretary

     Vern O. Curtis                  Director

     Jack D. Steele                  Director

         B. Wayne Hughes, age 64, has been Chairman of the Board and Chief Executive Officer of the Company since its inception in 1990. Mr. Hughes has been a director of Public Storage, Inc. ("PSI"), the Company's mini-warehouse property operator, since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes was Chairman of the Board and Chief Executive Officer from 1990 until March 16, 1998 of Public Storage Properties XI, Inc., now known as PS Business Parks, Inc. ("PSBP"), a REIT affiliated with PSI. From 1989-90 until the respective dates of merger, he was Chairman of the Board and Chief Executive Officer of Public Storage Properties VI, Inc., Public Storage Properties VII, Inc., Public Storage Properties VIII,

Inc., Public Storage Properties IX, Inc., Public Storage Properties X, Inc., Public Storage Properties XII, Inc., Public Storage Properties XIV, Inc. ("PSP14"), Public Storage Properties XV, Inc. ("PSP15"), Public Storage Properties XVI, Inc. ("PSP16"), Public Storage Properties XVII, Inc. ("PSP17"), Public Storage Properties XVIII, Inc. ("PSP18"), Public Storage Properties XIX, Inc. ("PSP19"), PS Business Parks, Inc., Partners Preferred Yield, Inc., Partners Preferred Yield II, Inc., Partners Preferred Yield III, Inc. and Storage Properties, Inc. ("SPI") (collectively, the "Merged Public Storage REITs"), affiliated REITs that were merged into PSI between September 1994 and June 1997. He has been active in the real estate investment field for over 25 years.

          Harvey Lenkin, age 61, has been President of the Company since its inception in 1990. Mr. Lenkin has been employed by PSI for 20 years and became President and a director of PSI in November 1991. He has been a director of PSBP since March 16, 1998 and was President of PSBP from 1990 until March 16, 1998. Mr. Lenkin was President of the Merged Public Storage REITs from 1989-90 until the respective dates of merger and was also a director of SPI from 1989 until June 1996. He is a director of the National Association of Real Estate Investment Trusts (NAREIT).

          David P. Singelyn, age 36, a certified public accountant, was Controller of the Company from November 1995 until December 1996 when he became Vice President and Chief Financial Officer. Mr. Singelyn has been employed by PSI since 1989 and became Vice President and Treasurer of PSI in November 1995. He was Vice President and Controller of SPI from 1991 until June 1996. From 1987 to 1989, Mr. Singelyn was Controller of Winchell's Donut Houses, L.P.

          David Goldberg, age 48, became Vice President and General Counsel of the Company in December 1995. Mr. Goldberg became Senior Vice President and General Counsel of PSI in November 1995. He joined PSI's legal staff in June 1991. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

          A. Timothy Scott, age 46, became Vice President and Tax Counsel of the Company in November 1996. Mr. Scott became Senior Vice President and Tax Counsel of PSI in November 1996. From June 1991 until joining PSI, he practiced tax law as a shareholder of the law firm of Heller, Ehrman, White & McAuliffe, counsel to PSI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

          Obren B. Gerich, age 59, a certified public accountant, has been Vice President and Secretary of the Company since its inception in 1990 and was Chief Financial Officer until November 1995. He has been a Vice President of PSI since 1980, became Senior Vice President of PSI in November 1995 and was Chief Financial Officer of PSI until November 1991. He was Vice President and Secretary of the Merged Public Storage REITs from 1989-90 until the respective dates of merger.

          Vern O. Curtis, age 63, Chairman of the Audit Committee, is a private investor. Mr. Curtis has been a director of the Company since its inception in 1990. Mr. Curtis has also been a director of PSBP since 1990. Mr. Curtis is also a director of the Pimco Funds, Pimco Commercial Mortgage Securities Trust, Inc. and Fresh Choice, Inc. He was a director of the Merged Public Storage REITs from 1989-90 until the respective dates of merger. Mr. Curtis was Dean of Business School of Chapman College from 1988 to 1990 and President and Chief Executive Officer of Denny's, Inc. from 1980 to 1987.

          Jack D. Steele, age 74, a member of the Audit Committee, has been a director of the Company since its inception in 1990. Mr. Steele has also been a director of PSBP since 1990. He is also a director of M.C. Gill and CRG Compensation Resource Group. Mr. Steele is a business consultant. He was a director of the Merged Public Storage REITs from 1989-90 until the respective dates of merger. Mr. Steele was Chairman - Board Services of Korn/Ferry International from 1986 to 1988 and Dean of School of Business and Professor at the University of Southern California from 1975 to 1986.

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

Compensation of Executive Officers
----------------------------------
          Set forth below is certain compensation relating to B. Wayne Hughes, the Company's Chief Executive Officer. The Company has no executive officer who earned $100,000 or more in 1997 for services rendered to the Company.

                           Summary Compensation Table

                                                           Annual Compensation

     Name and Principal Position                Year             Salary
     ---------------------------                ----             ------
     B. Wayne Hughes                            1997             $ 500
     Chairman of the Board and                  1996               500
       Chief Executive Officer                  1995               500

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          The Company does not have a compensation committee. Mr. Hughes, the Chief Executive Officer of the Company, is a member of the Board of Directors. During 1997, Mr. Hughes was a director and the chief executive officer of PSBP (and during part of 1997, Mr. Hughes was a director and the chief executive officer of PSP14, PSP15, PSP16, PSP17, PSP18 and PSP19). Mr. Hughes also is the chief executive officer and a director of PSI, of which Harvey Lenkin, the President of the Company, is the president and a director. Neither PSI nor PSBP has (nor did PSP14, PSP15, PSP16, PSP17, PSP18 or PSP19 have) a compensation committee.

Certain Relationships and Related Transactions
----------------------------------------------
          MANAGEMENT AGREEMENT. The Company has a Management Agreement with PSI pursuant to which the Company pays PSI a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Company. During 1997, the Company paid or accrued fees of $205,000 to PSI pursuant to the Management Agreement.

          PROPOSED MERGER. In February 1998, the Company and PSI agreed, subject to certain conditions, to merge. Upon the merger, each outstanding share of the Company's Common Stock Series A (other than shares held by PSI or by holders of the Company's Common Stock Series A ("Series A Shareholders") who have properly exercised dissenters' rights under California law ("Dissenting Shares")) will be converted into the right to receive cash, PSI common stock or a combination of the two, as follows: (i) with respect to a certain number of shares of the Company's Common Stock Series A (not to exceed 20% of the outstanding Common Stock Series A of the Company, less any Dissenting Shares), upon a Series A Shareholder's election, $22.57 in cash, subject to reduction as described below or (ii) that number (subject to rounding) of shares of PSI common stock determined by dividing $22.57, subject to reduction as described below, by the average of the per share closing prices on the New York Stock Exchange of PSI common stock during the 20 consecutive trading days ending on the fifth trading day prior to the special meeting of the Company's shareholders. The consideration paid by PSI to the Series A Shareholders in the merger will be reduced by the amount of cash distributions required to be paid to the Series A Shareholders by the Company prior to completion of the merger (estimated at $.93 per share) in order to satisfy the Company's REIT distribution requirements ("Required REIT Distributions"). The consideration received by the Series A Shareholders in the merger, however, along with any Required REIT Distributions, will not be less than $22.57 per share of the Company's Common Stock Series A, which amount represents the interest of the Series A Shareholders in the market value of the Company's real estate assets at October 1, 1997 (based on an independent appraisal) and the interest of the Series A Shareholders in the estimated net asset value of its other assets at April 30, 1998. Additional distributions will be made to the Series A Shareholders to cause the Company's estimated net asset value allocable to the Series A Shareholders as of the date of the merger to be substantially equivalent to $22.57 per share. Upon the merger, each share of the Company's Common Stock Series B and Common Stock Series C (other than shares held by PSI) would be converted into the right to receive $10.90 in PSI common stock (valued as in the case of the Company's Common Stock Series A) plus (i) any additional distributions equal to the amount by which the Company's estimated net asset value allocable to the holders of the Company's Common Stock Series B and C as of the date of the merger exceeds $10.90 per share and (ii) the estimated Required REIT Distributions payable to the holders of the Company's Common Stock Series B of $.93 per share. The common stock of the Company held by PSI will be canceled in the merger. The merger is conditioned on, among other requirements, approval by the Company's shareholders. It is expected that the merger will close in the second quarter of 1998. PSI and B. Wayne Hughes own 29.8% of the total combined shares of the Company's Common Stock Series A, B and C.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners
-----------------------------------------------
          Information regarding beneficial ownership of shares of the Company's common stock by B. Wayne Hughes (a beneficial owner of more than 5% of the Company's combined outstanding shares of Common Stock Series A, Common Stock Series B and Common Stock Series C) is set forth under "Security Ownership of Management" below. The following table sets forth information as of the dates indicated with respect to the other persons known to the Company to be the beneficial owner of more than 5% of the Company's combined outstanding shares of Common Stock Series A, Common Stock Series B and Common Stock Series C (or Common Stock Series A):

                                              Shares of Common Stock,
                                              $.01 Par Value,
                                              Beneficially Owned(1)
                                              ---------------------------------
                                              Number
     Name and Address                         of Shares(2)(3)          Percent
     ----------------                         ------------------       ---------
     PSI                                      A:    11,909(4)          A:   1.4%
     701 Western Avenue, Suite 200            B:    90,859(4)          B: 100.0%
     Glendale, California 91201-2397          C:   257,432(4)          C: 100.0%
                                                   -------                -----
                                                   360,200(4)(5)           29.8%

     Loeb Arbitrage Fund                      A:    44,300(6)          A:   5.1%
     Loeb Partners Corporation
     61 Broadway
     New York, New York 10006
     ---------------

     (Footnotes to the table are set forth following the table under "Security Ownership of Management" below).

Security Ownership of Management
--------------------------------
          The following table sets forth information as of March 31, 1998 concerning the security ownership of each director of the Company (including B. Wayne Hughes, the only executive officer named under Item 11) and of all directors and executive officers of the Company as a group:

                                             Shares of Common Stock,
                                             $.01 Par Value,
                                             Beneficially Owned(1)
                                             ---------------------------------
                                             Number
     Name                                    of Shares(2)(3)           Percent
     ----                                    ---------------------     --------
     B. Wayne Hughes                         A:     609.0(7)           A:  (8)
                                             B:  18,171.8(7)           B: 20.0%
                                             C:  51,486.4(7)           C: 20.0%
                                                 --------                 ----
                                                 70,267.2(5)(7)            5.8%

     Vern O. Curtis                          A:     500.0                  (8)

     Jack D. Steele                          A:     100.0(9)               (8)

     All Directors and Executive             A:   1,209.0(7)(9)        A:  0.1%
      Officers as a Group                    B:  18,171.8(7)           B: 20.0%
      (eight persons)                        C:  51,486.4(7)           C: 20.0%
                                                 --------                 ----
                                                 70,867.2(5)(7)(9)         5.9%
     ---------------

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

     (4) This information is as of March 31, 1998 and includes (i) 11,700 shares of Common Stock Series A, 72,687.2 shares of Common Stock Series B and 205,945.6 shares of Common Stock Series C owned by PSI as to which PSI has sole voting and dispositive power and (ii) 209 shares of Common Stock Series A, 18,171.8 shares of Common Stock Series B and 51,486.4 shares of Common Stock Series C which PSI has an option to acquire (together with other securities) from B. Wayne Hughes as trustee of the B.W. Hughes Living Trust and as to which PSI has sole voting power (pursuant to an irrevocable proxy) and no dispositive power.

     (5) Includes Common Stock Series A, Common Stock Series B and Common Stock Series C.

     (6) This information is based on a Schedule 13D dated August 13, 1997 filed by Loeb Arbitrage Fund and Loeb Partners Corporation. As of August 13, 1997, Loeb Arbitrage Fund beneficially owned 39,145 shares of Common Stock Series A and Loeb Partners Corporation beneficially owned 5,155 shares of Common Stock Series A. Loeb Arbitrage Fund has sole voting and sole dispositive power with respect to 39,145 shares, and Loeb Partners Corporation has sole voting and dispositive power with respect to 3,087 shares and shared voting and dispositive power with respect to 2,068 shares.

     (7) Includes (i) 209 shares of Common Stock Series A, 18,171.8 shares of Common Stock Series B and 51,486.4 shares of Common Stock Series C owned by B. Wayne Hughes as trustee of the B.W. Hughes Living Trust as to which Mr. Hughes has sole dispositive power and no voting power; PSI has an option to acquire these shares and an irrevocable proxy to vote these shares (see footnote (4) above), and (ii) 400 shares of Common Stock Series A owned by B. Wayne Hughes' wife as trustee FBO Parker Hughes Trust dtd 3/7/91.

     (8) Less than 0.1%.

     (9) Shares held by a bank custodian of a simplified employee pension for the benefit of Mr. Steele.

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------
          See "Compensation Committee Interlocks and Insider Participation -- Certain Relationships and Related Transactions" under Item 11.

                                  SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          PUBLIC STORAGE PROPERTIES XX, INC.
                                          (Registrant)


Dated:  April 1, 1998                     By:  /s/ DAVID GOLDBERG
                                              ----------------------
                                              Name: David Goldberg
                                              Title: Vice President